Form 10-Q
period 2025-09-30
TOMPKINS FINANCIAL CORP
filed 2025-10-28
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 14,431,880 shares as of October 22, 2025.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

Glossary of Abbreviations and Acronyms
The acronyms and abbreviations identified below are used throughout this report, including the Notes to Consolidated Financial Statements. You may find it helpful to refer to this page as you read this report. All references in the glossary to laws are to those laws as amended from time to time.

Term	Definition
ACL	Allowance for credit losses
AFS	Available for sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
CECL	Current Expected Credit Losses
CRE	Commercial real estate
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ECL	Expected credit losses
ESOP	Employee Stock Ownership Plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLBNY	Federal Home Loan Bank of New York
FHLMC	Federal Home Loan Mortgage Corporation
FRB	Federal Reserve Board
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to maturity
NYSDFS	New York State Department of Financial Services
OREO	Other real estate owned
PCA	Prompt corrective action
PCD	Purchased with credit deterioration
PCI	Purchased credit impaired
ROU	Right-of-use
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SBIC	Small business investment companies
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
SERP	Supplemental employee retirement plan
SONYMA	State of New York Mortgage Agency
TDR	Troubled debt restructuring
Tompkins Annual Report	Tompkins Annual Report on Form 10-K for the year ended December 31, 2024
Tompkins Insurance	Tompkins Insurance Agencies, Inc.
Tompkins or the Company	Tompkins Financial Corporation

Item 1. Financial Statements
TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	9/30/2025	12/31/2024
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$77,115	$53,635
Interest bearing balances due from banks	116,377	80,763
Cash and Cash Equivalents	193,492	134,398

Available-for-sale debt securities, at fair value (amortized cost of $1,380,783 at September 30, 2025 and $1,367,123 at December 31, 2024)	1,291,053	1,231,532
Held-to-maturity debt securities, at amortized cost (fair value of $281,624 at September 30, 2025 and $267,295 December 31, 2024)	312,510	312,462
Equity securities, at fair value	794	768
Total loans and leases, net of unearned income and deferred costs and fees	6,288,071	6,019,922
Less: Allowance for credit losses	59,889	56,496
Net Loans and Leases	6,228,182	5,963,426

Federal Home Loan Bank and other stock	27,083	42,255
Bank premises and equipment, net	73,842	76,627
Corporate owned life insurance	77,328	76,448
Goodwill	92,602	92,602
Other intangible assets, net	2,325	2,203
Accrued interest and other assets	169,520	176,359
Total Assets	8,468,731	8,109,080
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	3,904,875	3,558,946
Time	1,242,051	1,068,375
Noninterest bearing	1,906,144	1,844,484
Total Deposits	7,053,070	6,471,805

Federal funds purchased and securities sold under agreements to repurchase	80,804	37,036
Other borrowings	444,866	790,247
Other liabilities	101,186	96,548
Total Liabilities	7,679,926	7,395,636
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $0.10 per share: Authorized 25,000,000 shares; Issued: 14,461,230 at September 30, 2025; and 14,468,013 at December 31, 2024	1,447	1,447
Additional paid-in capital	301,184	300,073
Retained earnings	575,112	537,157
Accumulated other comprehensive loss	(83,773)	(118,492)
Treasury stock, at cost – 101,665 shares at September 30, 2025, and 131,497 shares at December 31, 2024	(5,165)	(6,741)
Total Equity	788,805	713,444
Total Liabilities and Equity	$8,468,731	$8,109,080
 See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(In thousands, except per share data) (Unaudited)	9/30/2025	9/30/2024	9/30/2025	9/30/2024
INTEREST AND DIVIDEND INCOME
Loans	$86,309	$77,814	$247,232	$223,059
Due from banks	187	168	549	506
Available-for-sale debt securities	9,738	9,037	27,778	28,019
Held-to-maturity debt securities	1,224	1,222	3,661	3,659
Federal Home Loan Bank and other stock	598	888	1,944	2,309
Total Interest and Dividend Income	98,056	89,129	281,164	257,552
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	4,063	4,158	12,710	12,216
Other deposits	24,210	22,553	69,692	64,213
Federal funds purchased and securities sold under agreements to repurchase	23	11	125	35
Other borrowings	5,882	9,214	17,967	26,267
Total Interest Expense	34,178	35,936	100,494	102,731
Net Interest Income	63,878	53,193	180,670	154,821
Less: Provision for credit loss expense	2,490	2,174	10,557	5,200
Net Interest Income After Provision for Credit Loss Expense	61,388	51,019	170,113	149,621
NONINTEREST INCOME
Insurance commissions and fees	11,282	11,283	32,490	30,629
Wealth management fees	4,979	4,925	15,062	14,711
Service charges on deposit accounts	1,844	1,872	5,439	5,434
Card services income	2,891	2,921	8,667	9,138
Other income	2,557	2,299	9,424	7,321
Net gain (loss) on securities transactions	11	85	26	65
Total Noninterest Income	23,564	23,385	71,108	67,298
NONINTEREST EXPENSE
Salaries and wages	27,581	25,664	78,926	75,280
Other employee benefits	6,073	6,276	20,335	19,232
Net occupancy expense of premises	3,173	3,065	9,851	9,761
Furniture and fixture expense	1,825	1,797	5,681	5,832
Amortization of intangible assets	97	86	265	242
Other operating expense	15,098	12,989	41,019	39,329
Total Noninterest Expenses	53,847	49,877	156,077	149,676
Income Before Income Tax Expense	31,105	24,527	85,144	67,243
Income Tax Expense	7,432	5,858	20,321	15,958
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	23,673	18,669	64,823	51,285
Less: Net Income Attributable to Noncontrolling Interests	0	31	0	93
Net Income Attributable to Tompkins Financial Corporation	$23,673	$18,638	$64,823	$51,192
Basic Earnings Per Share	$1.66	$1.31	$4.55	$3.60
Diluted Earnings Per Share	$1.65	$1.30	$4.52	$3.59

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	9/30/2025	9/30/2024
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$23,673	$18,669
Other comprehensive (loss) income, net of tax:

Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	11,235	34,300
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale debt securities included in net income	0	(38)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	71	173
Amortization of net retirement plan prior service cost	36	35

Other comprehensive income (loss)	11,342	34,470

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	35,015	53,139
Less: Net income attributable to noncontrolling interests	0	31
Total comprehensive income attributable to Tompkins Financial Corporation	$35,015	$53,108

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2025	9/30/2024
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$64,823	$51,285
Other comprehensive income, net of tax:

Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	34,396	23,221
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale debt securities included in net income	0	(38)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	213	518
Amortization of net retirement plan prior service cost	110	104

Other comprehensive income (loss)	34,719	23,805

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	99,542	75,090
Less: Net income attributable to noncontrolling interests	0	93
Total comprehensive income attributable to Tompkins Financial Corporation	$99,542	$74,997

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2025	9/30/2024
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$64,823	$51,192
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss expense	10,557	5,200
Depreciation and amortization of premises, equipment, and software	6,241	7,834
Amortization of intangible assets	265	242
Earnings from corporate owned life insurance	(1,902)	(2,290)
Net amortization on securities	(2,020)	(850)
Amortization/accretion related to purchase accounting	(189)	(616)
Net gain on securities transactions	(26)	(65)
Net gain on sale of loans originated for sale	(1,634)	(701)
Proceeds from sale of loans originated for sale	64,982	30,224
Loans originated for sale	(62,561)	(30,949)
Net loss (gain) on sale of bank premises and equipment	2	(218)
Net excess tax (expense) benefit from stock-based compensation	(10)	(191)
Stock-based compensation expense	2,965	2,693
Increase in accrued interest receivable	(1,117)	(2,087)
Increase in accrued interest payable	393	483
Other, net	(4,696)	11,816
Net Cash Provided by Operating Activities	76,073	71,717
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	185,264	149,012
Proceeds from sales of available-for-sale debt securities	0	39,952
Purchases of available-for-sale debt securities	(196,952)	(50,032)
Net increase in loans	(288,443)	(274,267)
Proceeds from sale/redemptions of Federal Home Loan Bank stock	101,315	86,540
Purchases of Federal Home Loan Bank and other stock	(86,143)	(83,757)
Proceeds from sale of bank premises and equipment	47	294
Purchases of bank premises, equipment and software	(3,022)	(4,624)
Purchase of corporate owned life insurance	0	(5,746)
Proceeds from redemption of corporate owned life insurance	1,022	17,993
Proceeds from sale of other real estate owned	16,664	0
Other, net	0	(413)
Net Cash (Used in) Provided by Investing Activities	(270,248)	(125,048)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	407,589	134,055
Net increase in time deposits	173,860	44,343
Net increase in Federal funds purchased and securities sold under agreements to repurchase	43,768	16,510
Increase in other borrowings	243,946	501,027
Repayment of other borrowings	(589,327)	(563,800)
Cash dividends	(26,523)	(25,907)
Common stock issued	89	122
Net shares issued related to restricted stock awards	(121)	(200)
Net proceeds from exercise of stock options	(12)	(41)
Net Cash Provided by (Used in) Financing Activities	253,269	106,109
Net Increase in Cash and Cash Equivalents	59,094	52,778
Cash and cash equivalents at beginning of period	134,398	79,542
Total Cash and Cash Equivalents at End of Period	$193,492	$132,320

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2025	9/30/2024
Supplemental Information:
Cash paid during the year for - Interest	$100,285	$102,596
Cash paid during the year for - Taxes	19,974	8,249
Transfer of loans to other real estate owned	397	81
Transfer of loans to other assets	12,674	0
Right-of-use assets obtained in exchange for new lease liabilities	1,916	893

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data) (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at July 1, 2024	$1,443	$298,647	$516,566	$(135,670)	$(6,356)	$1,463	$676,093
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			18,638			31	18,669
Other comprehensive income				34,470			34,470
Total Comprehensive Income							53,139
Cash dividends ($0.61 per share)			(8,781)				(8,781)
Net exercise of stock options (754 shares)		(41)					(41)
Treasury stock activity (1,253 shares)		41			16		57
Stock-based compensation expense		977					977
Directors deferred compensation plan (4,150 shares)		212			(212)		0
Restricted stock activity (2,956 shares)		(95)					(95)
Partial repurchase of noncontrolling interest						(1)	(1)
Balances at September 30, 2024	$1,443	$299,741	$526,423	$(101,200)	$(6,552)	$1,493	$721,348

Balances at July 1, 2025	$1,447	$300,001	$560,385	$(95,115)	$(4,925)	$0	$761,793
Net income attributable to Tompkins Financial Corporation			23,673				23,673
Other comprehensive income				11,342			11,342
Total Comprehensive Income							35,015
Cash dividends ($0.62 per share)			(8,946)				(8,946)
Net exercise of stock options (239 shares)		(9)					(9)
Treasury stock activity (590 shares)		31			7		38
Stock-based compensation expense		913					913
Directors deferred compensation plan (3,766 shares)		248			(247)		1
Restricted stock activity ((514) shares)							0
Balances at September 30, 2025	$1,447	$301,184	$575,112	$(83,773)	$(5,165)	$0	$788,805

(In thousands except share and per share data)(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2024	$1,444	$297,183	$501,510	$(125,005)	$(6,610)	$1,412	$669,934
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			51,192			93	51,285
Other comprehensive loss				23,805			23,805
Total Comprehensive Income							75,090
Cash dividends ($1.82 per share)			(26,208)				(26,208)
Net exercise of stock options (754 shares)		(41)					(41)
Treasury stock issued (-3,243 shares)		122			42		164
Stock-based compensation expense		2,692					2,692
Directors deferred compensation plan (463) shares)		(16)			16		0
Restricted stock activity (15,662 shares)	(1)	(199)					(200)
Adjustment due to the adoption of ASU 2023-02			(71)				(71)
Partial repurchase of noncontrolling interest						(12)	(12)
Balances at September 30, 2024	$1,443	$299,741	$526,423	$(101,200)	$(6,552)	$1,493	$721,348

Balances at January 1, 2025	$1,447	$300,073	$537,157	$(118,492)	$(6,741)	$0	$713,444
Net income attributable to Tompkins Financial Corporation			64,823				64,823
Other comprehensive income				34,719			34,719
Total Comprehensive Income							99,542
Cash dividends ($1.86 per share)			(26,868)				(26,868)
Net exercise of stock options (316 shares)		(12)					(12)
Treasury stock issued (-1,720 shares)		89			22		111
Stock-based compensation expense		2,708					2,708
Directors deferred compensation plan ((28,112) shares)		(1,553)			1,554		1
Restricted stock activity (7,099 shares)		(121)					(121)
Balances at September 30, 2025	$1,447	$301,184	$575,112	$(83,773)	$(5,165)	$0	$788,805

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At September 30, 2025, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Tompkins Community Bank provides a full array of trust and wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol "TMP."
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
ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense captions, including employee compensation, depreciation, and intangible asset amortization. Tompkins is required to adopt this ASU prospectively for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective application are permitted.
The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a material impact on the Company’s financial statements.

3. Securities
Available-for-Sale Debt Securities
The following tables summarize available-for-sale debt securities held by the Company at September 30, 2025 and December 31, 2024:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
U.S. Treasuries	$55,405	$222	$2,194	$53,433
Obligations of U.S. Government sponsored entities	363,764	5,989	12,753	357,000
Obligations of U.S. states and political subdivisions	81,888	10	5,632	76,266
Mortgage-backed securities – residential, issued by
U.S. Government agencies	104,338	643	3,702	101,279
U.S. Government sponsored entities	772,888	5,474	77,731	700,631
U.S. corporate debt securities	2,500	0	56	2,444
Total available-for-sale debt securities	$1,380,783	$12,338	$102,068	$1,291,053
December 31, 2024
U.S. Treasuries	$75,141	$140	$3,784	$71,497
Obligations of U.S. Government sponsored entities	398,648	2,008	20,376	380,280
Obligations of U.S. states and political subdivisions	86,328	4	8,638	77,694
Mortgage-backed securities – residential, issued by
U.S. Government agencies	68,130	3	4,879	63,254
U.S. Government sponsored entities	736,376	1,680	101,696	636,360
U.S. corporate debt securities	2,500	0	53	2,447
Total available-for-sale debt securities	$1,367,123	$3,835	$139,426	$1,231,532
Held-to-Maturity Debt Securities
The following tables summarize held-to-maturity debt securities held by the Company at September 30, 2025 and December 31, 2024:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
U.S. Treasuries	$85,885	$0	$7,646	$78,239
Obligations of U.S. Government sponsored entities	226,625	0	23,240	203,385
Total held-to-maturity debt securities	$312,510	$0	$30,886	$281,624
December 31, 2024
U.S. Treasuries	$86,049	$0	$11,361	$74,688
Obligations of U.S. Government sponsored entities	226,413	0	33,806	192,607
Total held-to-maturity debt securities	$312,462	$0	$45,167	$267,295
The Company may from time to time sell debt securities from its available-for-sale portfolio. There were no realized gains or losses on sales of available-for-sale debt securities for the three or nine months ended September 30, 2025, compared to realized gains of $50,300, and no realized losses, for the three or nine month periods ended September 30, 2024. The Company's investment portfolio includes callable securities that may be called prior to maturity. There were no realized gains or losses on called available-for-sale or held-to-maturity debt securities for the three or nine months ended September 30, 2025 and September 30, 2024. The Company recognized net gains on equity securities of $10,000 and $25,500 for the three and nine months ended September 30, 2025, respectively, compared to net gains of $34,700 and $14,300 for the three and nine months ended September 30, 2024, respectively, reflecting the change in fair value.

The following table summarizes available-for-sale debt securities that had unrealized losses at September 30, 2025, and December 31, 2024:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025
U.S. Treasuries	$0	$0	$38,655	$2,194	$38,655	$2,194
Obligations of U.S. Government sponsored entities	0	0	150,482	12,753	150,482	12,753
Obligations of U.S. states and political subdivisions	2,533	1	64,883	5,631	67,416	5,632
Mortgage-backed securities – residential, issued by
U.S. Government agencies	13,501	19	40,746	3,683	54,247	3,702
U.S. Government sponsored entities	29,898	266	492,286	77,465	522,184	77,731
U.S. corporate debt securities	0	0	2,444	56	2,444	56
Total available-for-sale debt securities	$45,932	$286	$789,496	$101,782	$835,428	$102,068
December 31, 2024
U.S. Treasuries	$0	$0	$57,019	$3,784	$57,019	$3,784
Obligations of U.S. Government sponsored entities	14,085	515	188,296	19,861	202,381	20,376
Obligations of U.S. states and political subdivisions	3,159	36	73,657	8,602	76,816	8,638
Mortgage-backed securities – residential, issued by
U.S. Government agencies	27,082	89	35,879	4,790	62,961	4,879
U.S. Government sponsored entities	32,063	502	523,353	101,194	555,416	101,696
U.S. corporate debt securities	0	0	2,447	53	2,447	53
Total available-for-sale debt securities	$76,389	$1,142	$880,651	$138,284	$957,040	$139,426
The following table summarizes held-to-maturity debt securities that had unrealized losses at September 30, 2025 and December 31, 2024:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025
U.S. Treasuries	$0	$0	$78,239	$7,646	$78,239	$7,646
Obligations of U.S. Government sponsored entities	0	0	203,385	23,240	203,385	23,240
Total held-to-maturity debt securities	$0	$0	$281,624	$30,886	$281,624	$30,886
December 31, 2024
U.S. Treasuries	$0	$0	$74,688	$11,361	$74,688	$11,361
Obligations of U.S. Government sponsored entities	0	0	192,607	33,806	192,607	33,806
Total held-to-maturity debt securities	$0	$0	$267,295	$45,167	$267,295	$45,167
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
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of September 30, 2025, the held-to-maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including the Federal National Mortgage Agency, the Federal Home Loan Bank ("FHLB") and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk-free," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of September 30, 2025 or December 31, 2024.
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

	September 30, 2025		December 31, 2024
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$69,215	$69,378	$100,000	$99,153
Due after one year through five years	244,576	236,589	227,502	215,976
Due after five years through ten years	188,503	182,170	212,789	199,457
Due after ten years	1,263	1,006	22,326	17,332
Total	503,557	489,143	562,617	531,918
Mortgage-backed securities	877,226	801,910	804,506	699,614
Total available-for-sale debt securities	$1,380,783	$1,291,053	$1,367,123	$1,231,532

	September 30, 2025		December 31, 2024
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after one year through five years	$174,885	$159,274	$117,283	$102,173
Due after five years through ten years	137,625	122,350	195,179	165,122
Total held-to-maturity debt securities	$312,510	$281,624	$312,462	$267,295
The Company also holds non-marketable Federal Home Loan Bank of New York ("FHLBNY") stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and ACBB stock totaled $27.0 million and $95,000, respectively, at September 30, 2025. These securities are carried at par, which is also cost. The FHLBNY continues to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of September 30, 2025, we determined that no impairment write-downs were required.
4. Loans and Leases
Loans and leases at September 30, 2025 and December 31, 2024 were as follows:

(In thousands)	9/30/2025	12/31/2024
Commercial and industrial
Agriculture	$101,797	$110,007
Commercial and industrial other	938,601	855,568
Subtotal commercial and industrial	1,040,398	965,575
Commercial real estate
Construction	381,678	385,931
Agriculture	226,656	217,582
Commercial real estate other	2,964,330	2,776,304
Subtotal commercial real estate	3,572,664	3,379,817
Residential real estate
Home equity	222,202	204,194
Mortgages	1,357,654	1,366,646
Subtotal residential real estate	1,579,856	1,570,840
Consumer and other
Indirect	90	229
Consumer and other	88,773	96,163
Subtotal consumer and other	88,863	96,392
Leases	10,936	12,484
Total loans and leases	6,292,717	6,025,108
Less: unearned income and deferred costs and fees	(4,646)	(5,186)
Total loans and leases, net of unearned income and deferred costs and fees	$6,288,071	$6,019,922
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
The below tables are an age analysis of past due loans, segregated by class of loans and leases, as of September 30, 2025 and December 31, 2024:

(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
September 30, 2025
Commercial and industrial
Agriculture	$5	$0	$0	$5	$101,792	$101,797
Commercial and industrial other	3,268	388	2,903	6,559	932,042	938,601
Subtotal commercial and industrial	3,273	388	2,903	6,564	1,033,834	1,040,398
Commercial real estate
Construction	0	1,360	17,302	18,662	363,016	381,678
Agriculture	0	140	0	140	226,516	226,656
Commercial real estate other	172	214	12,857	13,243	2,951,087	2,964,330
Subtotal commercial real estate	172	1,714	30,159	32,045	3,540,619	3,572,664
Residential real estate
Home equity	47	0	2,065	2,112	220,090	222,202
Mortgages	0	1,761	9,542	11,303	1,346,351	1,357,654
Subtotal residential real estate	47	1,761	11,607	13,415	1,566,441	1,579,856
Consumer and other
Indirect	3	1	4	8	82	90
Consumer and other	394	88	183	665	88,108	88,773
Subtotal consumer and other	397	89	187	673	88,190	88,863
Leases	0	0	0	0	10,936	10,936
Total loans and leases	3,889	3,952	44,856	52,697	6,240,020	6,292,717
Less: unearned income and deferred costs and fees	0	0	0	0	(4,646)	(4,646)
Total loans and leases, net of unearned income and deferred costs and fees	$3,889	$3,952	$44,856	$52,697	$6,235,374	$6,288,071

(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
December 31, 2024
Commercial and industrial
Agriculture	$0	$0	$0	$0	$110,007	$110,007
Commercial and industrial other	3,944	32	684	4,660	850,908	855,568
Subtotal commercial and industrial	3,944	32	684	4,660	960,915	965,575
Commercial real estate
Construction	1,120	17,400	0	18,520	367,411	385,931
Agriculture	81	0	0	81	217,501	217,582
Commercial real estate other	0	1,605	11,966	13,571	2,762,733	2,776,304
Subtotal commercial real estate	1,201	19,005	11,966	32,172	3,347,645	3,379,817
Residential real estate
Home equity	955	91	1,811	2,857	201,337	204,194
Mortgages	0	2,836	9,257	12,093	1,354,553	1,366,646
Subtotal residential real estate	955	2,927	11,068	14,950	1,555,890	1,570,840
Consumer and other
Indirect	3	2	7	12	217	229
Consumer and other	430	329	354	1,113	95,050	96,163
Subtotal consumer and other	433	331	361	1,125	95,267	96,392
Leases	0	0	0	0	12,484	12,484
Total loans and leases	6,533	22,295	24,079	52,907	5,972,201	6,025,108
Less: unearned income and deferred costs and fees	0	0	0	0	(5,186)	(5,186)
Total loans and leases, net of unearned income and deferred costs and fees	$6,533	$22,295	$24,079	$52,907	$5,967,015	$6,019,922

The following tables present the amortized cost basis of loans and leases on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses. The below tables are an age analysis of nonaccrual loans segregated by class of loans and leases, as of September 30, 2025 and December 31, 2024:

(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
	September 30, 2025			December 31, 2024
Commercial and industrial
Agriculture	$0	$0	$0	$0	$519	$0
Commercial and industrial other	0	4,978	0	0	1,023	0
Subtotal commercial and industrial	0	4,978	0	0	1,542	0
Commercial real estate
Construction	0	17,302	0	0	0	0
Agriculture	0	95	0	0	129	0
Commercial real estate other	6,543	13,725	0	24,179	32,461	0
Subtotal commercial real estate	6,543	31,122	0	24,179	32,590	0
Residential real estate
Home equity	232	2,700	0	610	2,889	0
Mortgages	2,272	13,911	1	1,338	13,389	9
Subtotal residential real estate	2,504	16,611	1	1,948	16,278	9
Consumer and other
Indirect	0	4	0	0	13	0
Consumer and other	0	90	165	0	125	314
Subtotal consumer and other	0	94	165	0	138	314
Leases	0	0	0	0	0	0
Total loans and leases	$9,047	$52,805	$166	$26,127	$50,548	$323
The Company did not recognize any interest income on nonaccrual loans during the three and nine months ended September 30, 2025 and 2024.
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
Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of September 30, 2025 considers the allowance to be appropriate, under certain conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgments and information available to them at the time of their examinations.
Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancellable, through a charge to credit loss expense for off-balance sheet credit exposures included in provision expense in the Company's consolidated statements of income.
The following tables detail activity in the allowance for credit losses on loans for the three and nine months ended September 30, 2025 and 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Three Months Ended September 30, 2025
Allowance for credit losses:
Beginning balance	$9,160	$35,765	$12,065	$1,509	$56	$58,555
Charge-offs	(738)	0	0	(595)	0	(1,333)
Recoveries	18	0	55	140	0	213
Provision (credit) for credit loss expense	3,092	360	(1,242)	245	(1)	2,454
Ending Balance	$11,532	$36,125	$10,878	$1,299	$55	$59,889
Three Months Ended September 30, 2024
Allowance for credit losses:
Beginning balance	$7,412	$32,559	$11,569	$1,451	$68	$53,059
Charge-offs	(253)	0	0	(796)	0	(1,049)
Recoveries	11	3	5	118	0	137
Provision (credit) for credit loss expense	444	1,302	802	694	(5)	3,237
Ending Balance	$7,614	$33,864	$12,376	$1,467	$63	$55,384

(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Nine Months Ended September 30, 2025
Allowance for credit losses:
Beginning balance	$7,684	$35,837	$11,345	$1,568	$62	$56,496
Charge-offs	(936)	(4,882)	0	(1,892)	0	(7,710)
Recoveries	69	4	90	440	0	603
Provision (credit) for credit loss expense	4,715	5,166	(557)	1,183	(7)	10,500
Ending Balance	$11,532	$36,125	$10,878	$1,299	$55	$59,889
Nine Months Ended September 30, 2024
Allowance for credit losses:
Beginning balance	$6,667	$31,581	$11,700	$1,557	$79	$51,584
Charge-offs	(283)	0	0	(1,867)	0	(2,150)
Recoveries	29	6	130	336	0	501
Provision (credit) for credit loss expense	1,201	2,277	546	1,441	(16)	5,449
Ending Balance	$7,614	$33,864	$12,376	$1,467	$63	$55,384
During the second quarter of 2025, the Company recorded a partial charge-off of $4.7 million related to one commercial real estate relationship totaling $18.1 million. Subsequent to the partial charge-off that decreased the net value of the underlying collateral to fair value, interests in the underlying real property collateral were transferred to a limited liability company in which the Company holds a minority interest. The Company's investment in the limited liability company is accounted for as an equity method investment and included in other assets on the Company's Consolidated Statements of Condition.
The following tables detail activity in the liabilities for off-balance sheet credit exposures for the three and nine months ended September 30, 2025 and 2024:

(In thousands)	2025	2024
Three Months Ended September 30,
Liabilities for off-balance sheet credit exposures at beginning of period	$1,484	$3,084
Provision (Credit) for credit loss expense related to off-balance sheet credit exposures	36	(1,063)
Liabilities for off-balance sheet credit exposures at end of period	$1,520	$2,021
Nine Months Ended September 30,
Liabilities for off-balance sheet credit exposures at beginning of period	$1,463	$2,270
Provision for credit loss expense related to off-balance sheet credit exposures	57	(249)
Liabilities for off-balance sheet credit exposures at end of period	$1,520	$2,021
The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans, as of September 30, 2025 and December 31, 2024:

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
September 30, 2025
Commercial and Industrial	$482	$0	$0	$482	$250
Commercial Real Estate	29,163	0	0	29,163	2,797
Total Loans and Leases	$29,645	$0	$0	$29,645	$3,047
December 31, 2024
Commercial and Industrial	$610	$0	$0	$610	$0
Commercial Real Estate	31,051	0	0	31,051	1,712
Total Loans and Leases	$31,661	$0	$0	$31,661	$1,712

Loan Modifications to Borrowers Experiencing Financial Difficulty
The Company from time to time modifies loans to borrowers experiencing financial difficulty. The modifications may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.
The following table shows the amortized cost basis as of September 30, 2025 and December 31, 2024 of the modified loans to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

(In thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Loans and Leases
September 30, 2025
Commercial and Industrial
Commercial and industrial other	$89	$420	$0	$0	$0	$509	0.05%
Subtotal commercial and industrial	89	420	0	0	0	509	0.05%
Commercial Real Estate
Commercial real estate other	0	2,891	0	0	385	3,276	0.11%
Subtotal commercial real estate	0	2,891	0	0	385	3,276	0.09%
Residential
Home equity	0	0	0	50	0	50	0.02%
Mortgages	0	0	0	109	970	1,079	0.08%
Subtotal residential	0	0	0	159	970	1,129	0.07%
Consumer
Consumer and other	23	0	0	0	0	23	0.03%
Subtotal consumer	23	0	0	0	0	23	0.03%
Total loans and leases	$112	$3,311	$0	$159	$1,355	$4,937	0.08%

(In thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Loans and Leases
December 31, 2024
Commercial and Industrial
Commercial and industrial other	$10	$463	$0	$110	$45	$628	0.07%
Subtotal commercial and industrial	10	463	0	110	45	628	0.07%
Commercial Real Estate
Commercial real estate other	0	2,990	0	0	394	3,384	0.12%
Subtotal commercial real estate	0	2,990	0	0	394	3,384	0.10%
Residential
Home equity	0	0	0	40	0	40	0.02%
Mortgages	0	0	0	112	548	660	0.05%
Subtotal residential	0	0	0	152	548	700	0.04%
Consumer
Consumer and other	22	0	0	0	0	22	0.02%
Subtotal consumer	22	0	0	0	0	22	0.02%
Total loans and leases	$32	$3,453	$0	$262	$987	$4,734	0.08%

There were no loan modifications made to borrowers experiencing financial difficulty that defaulted during the three and nine months ended September 30, 2025 and December 31, 2024.
The following table shows the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of September 30, 2025 and December 31, 2024:

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
September 30, 2025
Commercial and Industrial
Commercial and industrial other	$505	$0	$0	$0	$4	$509
Subtotal commercial and industrial	505	0	0	0	4	509
Commercial Real Estate
Commercial real estate other	3,276	0	0	0	0	3,276
Subtotal commercial real estate	3,276	0	0	0	0	3,276
Residential Real Estate
Home equity	50	0	0	0	0	50
Mortgages	261	0	0	0	818	1,079
Subtotal residential real estate	311	0	0	0	818	1,129
Consumer and Other
Consumer and other	23	0	0	0	0	23
Subtotal consumer and other	23	0	0	0	0	23
Total	$4,115	$0	$0	$0	$822	$4,937

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
December 31, 2024
Commercial and Industrial
Commercial and industrial other	$618	$0	$0	$0	$10	$628
Subtotal commercial and industrial	618	0	0	0	10	628
Commercial Real Estate
Commercial real estate other	3,384	0	0	0	0	3,384
Subtotal commercial real estate	3,384	0	0	0	0	3,384
Residential Real Estate
Home equity	0	0	0	0	40	40
Mortgages	154	0	112	0	394	660
Subtotal residential real estate	154	0	112	0	434	700
Consumer and Other
Consumer and other	0	0	0	0	22	22
Subtotal consumer and other	0	0	0	0	22	22
Total	$4,156	$0	$112	$0	$466	$4,734

The following tables present credit quality indicators by total loans on an amortized cost basis by origination year as of September 30, 2025 and December 31, 2024:

September 30, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Pass	$116,818	$160,017	$100,931	$55,850	$41,891	$157,356	$250,115	$3,075	$886,053
Special Mention	130	485	1,301	21,217	57	1,501	23,626	0	48,317
Substandard	0	447	196	0	427	456	2,515	190	4,231
Total Commercial and Industrial - Other	$116,948	$160,949	$102,428	$77,067	$42,375	$159,313	$276,256	$3,265	$938,601
Current-period gross writeoffs	$138	$380	$85	$66	$254	$13	$0	$0	$936
Commercial and Industrial - Agriculture:
Pass	$9,959	$11,862	$24,477	$8,204	$1,698	$6,815	$38,344	$383	$101,742
Special Mention	0	0	0	0	26	0	0	0	26
Substandard	0	0	0	0	0	29	0	0	29
Total Commercial and Industrial - Agriculture	$9,959	$11,862	$24,477	$8,204	$1,724	$6,844	$38,344	$383	$101,797
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate
Pass	$265,343	$323,283	$266,662	$332,272	$354,721	$1,251,036	$66,634	$30,415	$2,890,366
Special Mention	6,500	0	0	1,479	580	31,336	0	0	39,895
Substandard	0	399	927	1,149	1,462	29,301	831	0	34,069
Total Commercial Real Estate	$271,843	$323,682	$267,589	$334,900	$356,763	$1,311,673	$67,465	$30,415	$2,964,330
Current-period gross writeoffs	$0	$0	$0	$0	$2,000	$2,884	$0	$0	$4,884
Commercial Real Estate - Agriculture:
Pass	$13,648	$24,237	$11,641	$39,874	$20,694	$107,171	$6,944	$2,156	$226,365
Special Mention	0	0	0	0	0	160	0	0	160
Substandard	0	0	0	0	0	131	0	0	131
Total Commercial Real Estate - Agriculture	$13,648	$24,237	$11,641	$39,874	$20,694	$107,462	$6,944	$2,156	$226,656
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Construction
Pass	$6,195	$34,179	$6,622	$1,846	$14,376	$321	$297,581	$3,256	$364,376
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	17,302	0	17,302
Total Commercial Real Estate - Construction	$6,195	$34,179	$6,622	$1,846	$14,376	$321	$314,883	$3,256	$381,678
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Residential - Home Equity
Performing	$2,249	$16,294	$3,547	$2,937	$1,499	$15,364	$176,477	$1,135	$219,502
Nonperforming	0	0	0	57	0	634	2,009	0	2,700
Total Residential - Home Equity	$2,249	$16,294	$3,547	$2,994	$1,499	$15,998	$178,486	$1,135	$222,202
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Mortgages
Performing	$75,438	$107,485	$123,351	$162,612	$225,756	$649,101	$0	$0	$1,343,743
Nonperforming	0	188	886	1,055	1,274	10,508	0	0	13,911
Total Residential - Mortgages	$75,438	$107,673	$124,237	$163,667	$227,030	$659,609	$0	$0	$1,357,654
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$33,180	$12,532	$12,363	$7,975	$7,246	$13,174	$2,213	$0	$88,683
Nonperforming	0	0	20	10	0	58	2	0	90
Total Consumer - Direct	$33,180	$12,532	$12,383	$7,985	$7,246	$13,232	$2,215	$0	$88,773
Current-period gross writeoffs	$1,789	$7	$0	$17	$17	$51	$0	$0	$1,881
Consumer - Indirect
Performing	$0	$0	$0	$0	$24	$62	$0	$0	$86
Nonperforming	0	0	0	0	0	4	0	0	4
Total Consumer - Indirect	$0	$0	$0	$0	$24	$66	$0	$0	$90
Current-period gross writeoffs	$0	$0	$0	$0	$0	$10	$0	$0	$10

December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Pass	$164,809	$114,591	$60,984	$54,087	$19,311	$144,785	$256,621	$35,968	$851,156
Special Mention	334	288	174	808	144	375	157	0	2,280
Substandard	425	0	41	43	4	608	1,011	0	2,132
Total Commercial and Industrial - Other	$165,568	$114,879	$61,199	$54,938	$19,459	$145,768	$257,789	$35,968	$855,568
Current-period gross writeoffs	$0	$15	$30	$44	$21	$432	$0	$0	$542
Commercial and Industrial - Agriculture:
Pass	$15,686	$23,823	$9,893	$2,233	$1,660	$11,304	$42,438	$2,895	$109,932
Special Mention	0	0	0	34	0	0	0	0	34
Substandard	0	0	0	0	41	0	0	0	41
Total Commercial and Industrial - Agriculture	$15,686	$23,823	$9,893	$2,267	$1,701	$11,304	$42,438	$2,895	$110,007
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate
Pass	$331,943	$242,564	$324,510	$355,090	$277,220	$1,088,575	$50,632	$16,958	$2,687,492
Special Mention	0	0	1,499	599	15,205	12,637	4,452	0	34,392
Substandard	731	973	1,474	2,561	1,840	45,856	985	0	54,420
Total Commercial Real Estate	$332,674	$243,537	$327,483	$358,250	$294,265	$1,147,068	$56,069	$16,958	$2,776,304
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Agriculture:
Pass	$23,754	$11,594	$37,398	$21,510	$19,853	$96,967	$4,169	$1,950	$217,195
Special Mention	0	0	0	0	0	217	0	0	217
Substandard	0	0	0	0	0	170	0	0	170
Total Commercial Real Estate - Agriculture	$23,754	$11,594	$37,398	$21,510	$19,853	$97,354	$4,169	$1,950	$217,582
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Construction
Pass	$13,160	$744	$682	$5,003	$1,986	$802	$293,479	$52,675	$368,531
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	17,400	0	17,400
Total Commercial Real Estate - Construction	$13,160	$744	$682	$5,003	$1,986	$802	$310,879	$52,675	$385,931
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Residential - Home Equity
Performing	$15,181	$3,106	$2,383	$1,053	$784	$12,993	$163,202	$2,603	$201,305
Nonperforming	0	0	0	0	0	594	2,295	0	2,889
Total Residential - Home Equity	$15,181	$3,106	$2,383	$1,053	$784	$13,587	$165,497	$2,603	$204,194
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Mortgages
Performing	$106,698	$130,463	$172,310	$239,307	$204,310	$500,169	$0	$0	$1,353,257
Nonperforming	0	707	612	737	948	10,385	0	0	13,389
Total Residential - Mortgages	$106,698	$131,170	$172,922	$240,044	$205,258	$510,554	$0	$0	$1,366,646
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$40,812	$18,082	$10,022	$9,109	$3,953	$11,485	$2,575	$0	$96,038
Nonperforming	0	4	24	8	4	77	8	0	125
Total Consumer - Direct	$40,812	$18,086	$10,046	$9,117	$3,957	$11,562	$2,583	$0	$96,163
Current-period gross writeoffs	$2,272	$15	$11	$32	$10	$229	$0	$0	$2,569
Consumer - Indirect
Performing	$0	$0	$0	$52	$23	$141	$0	$0	$216
Nonperforming	0	0	0	0	0	13	0	0	13
Total Consumer - Indirect	$0	$0	$0	$52	$23	$154	$0	$0	$229
Current-period gross writeoffs	$0	$0	$0	$0	$0	$29	$0	$0	$29
6. Earnings Per Share
Earnings per share in the table below, for the three and nine month periods ended September 30, 2025 and 2024 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share (ASC 260). ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Prior to 2019, the Company issued restricted stock awards that contained such rights and are therefore considered participating securities. Since 2019, the Company has issued restricted stock awards that do not have nonforfeitable rights to dividends and are therefore not considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share data)	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Basic
Net income available to common shareholders	$23,673	$18,638	$64,823	$51,192
Less: income attributable to unvested stock-based compensation awards	0	0	0	0
Net earnings allocated to common shareholders	23,673	18,638	64,823	51,192

Weighted average shares outstanding, including unvested stock-based compensation awards	14,431,376	14,394,900	14,433,278	14,399,961

Less: average unvested stock-based compensation awards	(182,843)	(179,293)	(186,267)	(185,949)
Weighted average shares outstanding - Basic	14,248,533	14,215,607	14,247,011	14,214,012

Diluted
Net earnings allocated to common shareholders	23,673	18,638	64,823	51,192

Weighted average shares outstanding - Basic	14,248,533	14,215,607	14,247,011	14,214,012

Plus: incremental shares from assumed conversion of stock-based compensation awards	96,686	67,648	81,239	39,716
Weighted average shares outstanding - Diluted	14,345,219	14,283,255	14,328,249	14,253,728

Basic EPS	$1.66	$1.31	$4.55	$3.60
Diluted EPS	$1.65	$1.30	$4.52	$3.59
Stock-based compensation awards representing 134 and 2,157 common shares during the three months ended September 30, 2025 and 2024, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.
Stock-based compensation awards representing approximately 8,764 and 47,919 common shares during the nine months ended September 30, 2025 and 2024, respectively were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.
7. Other Comprehensive Income (Loss)
The following tables present reclassifications out of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$14,980	$(3,745)	$11,235
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income (loss)	0	0	0
Net unrealized gains	14,980	(3,745)	11,235
Employee benefit plans:
Amortization of net retirement plan actuarial gain (loss)	95	(24)	71
Amortization of net retirement plan prior service cost	49	(13)	36
Employee benefit plans	144	(37)	107
Other comprehensive income	$15,124	$(3,782)	$11,342

	Three Months Ended September 30, 2024
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$45,431	$(11,131)	$34,300
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income (loss)	(50)	12	(38)
Net unrealized losses	45,381	(11,119)	34,262
Employee benefit plans:
Amortization of net retirement plan actuarial gain (loss)	229	(56)	173
Amortization of net retirement plan prior service cost	45	(10)	35
Employee benefit plans	274	(66)	208
Other comprehensive income	$45,655	$(11,185)	$34,470

	Nine Months Ended September 30, 2025
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$45,861	$(11,465)	$34,396
Reclassification adjustment for net realized gains on sale of available-for-sale debt securities included in net income	0	0	0
Net unrealized losses	45,861	(11,465)	34,396
Employee benefit plans:
Amortization of net retirement plan actuarial loss	285	(72)	213
Amortization of net retirement plan prior service cost	147	(37)	110
Employee benefit plans	432	(109)	323
Other comprehensive income	$46,293	$(11,574)	$34,719

	Nine Months Ended September 30, 2024
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$30,756	$(7,535)	$23,221
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	(50)	12	(38)
Net unrealized gains/losses	30,706	(7,523)	23,183
Employee benefit plans:
Amortization of net retirement plan actuarial loss	686	(168)	518
Amortization of net retirement plan prior service cost	137	(33)	104
Employee benefit plans	823	(201)	622
Other comprehensive income	$31,529	$(7,724)	$23,805

The following table presents the activity in our accumulated other comprehensive (loss) income for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2025	$(78,533)	$(16,582)	$(95,115)
Other comprehensive income before reclassifications	11,235	0	11,235
Amounts reclassified from accumulated other comprehensive (loss) income	0	107	107
Net current-period other comprehensive income	11,235	107	11,342
Balance at September 30, 2025	$(67,298)	$(16,475)	$(83,773)

Balance at January 1, 2025	$(101,694)	$(16,798)	$(118,492)
Other comprehensive income before reclassifications	34,396	0	34,396
Amounts reclassified from accumulated other comprehensive (loss) income	0	323	323
Net current-period other comprehensive income	34,396	323	34,719
Balance at September 30, 2025	$(67,298)	$(16,475)	$(83,773)

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2024	$(110,614)	$(25,056)	$(135,670)
Other comprehensive loss before reclassifications	34,300	0	34,300
Amounts reclassified from accumulated other comprehensive (loss) income	(38)	208	170
Net current-period other comprehensive (loss) income	34,262	208	34,470
Balance at September 30, 2024	$(76,352)	$(24,848)	$(101,200)

Balance at January 1, 2024	$(99,535)	$(25,470)	$(125,005)
Other comprehensive loss before reclassifications	23,221	0	23,221
Amounts reclassified from accumulated other comprehensive (loss) income	(38)	622	584
Net current-period other comprehensive income (loss)	23,183	622	23,805
Balance at September 30, 2024	$(76,352)	$(24,848)	$(101,200)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2025 and 2024:

Three Months Ended September 30, 2025
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net gain (loss) on securities transactions
	0	Income tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(95)	Other operating expense
Net retirement plan prior service cost	(49)	Other operating expense
	(144)	Total before tax
	37	Income tax expense
	$(107)	Net of tax

Three Months Ended September 30, 2024
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$50	Net loss on securities transactions
	(12)	Income tax expense
	38	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(229)	Other operating expense
Net retirement plan prior service cost	(45)	Other operating expense
	(274)	Total before tax
	66	Income tax expense
	$(208)	Net of tax

Nine Months Ended September 30, 2025
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net gain (loss) on securities transactions
	0	Income tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(285)	Other operating expense
Net retirement plan prior service cost	(147)	Other operating expense
	(432)	Total before tax
	109	Income tax expense
	$(323)	Net of tax

Nine Months Ended September 30, 2024
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$50	Net loss on securities transactions
	(12)	Income tax expense
	38	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(686)	Other operating expense
Net retirement plan prior service cost	(137)	Other operating expense
	(823)	Total before tax
	201	Tax benefit
	$(622)	Net of tax
1 Amounts in parentheses indicate debits in income statement.
2 The accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost (See Note 10 - "Employee Benefit Plans" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024).
8. Financial Guarantees
The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of September 30, 2025, the Company’s maximum potential obligation under standby letters of credit was $33.8 million compared to $38.5 million at December 31, 2024. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

Three Months Ended September 30, 2025
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$98,056	$1	$0	$(1)	$98,056
Interest expense	34,179	0	0	(1)	34,178
Net interest income	63,877	1	0	0	63,878
Provision for credit loss expense	2,490	0	0	0	2,490
Noninterest income	7,662	11,414	5,085	(597)	23,564
Noninterest expense	42,707	7,487	4,250	(597)	53,847
Income before income tax expense	26,342	3,928	835	0	31,105
Income tax expense	6,149	1,074	209	0	7,432
Net Income attributable to Tompkins Financial Corporation	$20,193	$2,854	$626	$0	$23,673
Depreciation and amortization	$1,908	$36	$44	$0	$1,988
Assets	8,407,897	45,554	29,089	(13,809)	8,468,731
Goodwill	64,525	19,867	8,211	(1)	92,602
Other intangibles, net	1,552	773	0	0	2,325
Net loans and leases	6,228,182	0	0	0	6,228,182
Deposits	7,067,133	0	0	(14,063)	7,053,070
Total Equity	726,363	36,266	26,176	0	788,805

Three Months Ended September 30, 2024
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$89,129	$1	$0	$(1)	$89,129
Interest expense	35,937	0	0	(1)	35,936
Net interest income	53,192	1	0	0	53,193
Provision for credit loss expense	2,174	0	0	0	2,174
Noninterest income	7,465	11,414	5,019	(513)	23,385
Noninterest expense	39,180	7,193	4,017	(513)	49,877
Income before income tax expense	19,303	4,222	1,002	0	24,527
Income tax expense	4,456	1,155	247	0	5,858
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	14,847	3,067	755	0	18,669
Less: Net income attributable to noncontrolling interests	31	0	0	0	31
Net Income attributable to Tompkins Financial Corporation	$14,816	$3,067	$755	$0	$18,638
Depreciation and amortization	$2,144	$38	$42	$0	$2,224
Assets	7,946,772	49,928	29,520	(19,793)	8,006,427
Goodwill	64,525	19,866	8,211	0	92,602
Other intangibles, net	1,110	1,103	25	0	2,238
Net loans and leases	5,825,877	0	0	0	5,825,877
Deposits	6,605,596	0	0	(27,700)	6,577,896
Total Equity	647,369	40,266	33,713	0	721,348

Nine Months Ended September 30, 2025
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$281,164	$2	$0	$(2)	$281,164
Interest expense	100,496	0	0	(2)	100,494
Net interest income	180,668	2	0	0	180,670
Provision for credit loss expense	10,557	0	0	0	10,557
Noninterest income	23,924	33,018	15,840	(1,674)	71,108
Noninterest expense	122,842	22,542	12,367	(1,674)	156,077
Income before income tax expense	71,193	10,478	3,473	0	85,144
Income tax expense	16,622	2,831	868	0	20,321
Net Income attributable to Tompkins Financial Corporation	$54,571	$7,647	$2,605	$0	$64,823
Depreciation and amortization	$5,991	$118	$132	$0	$6,241

Nine Months Ended September 30, 2024
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$257,552	$3	$0	$(3)	$257,552
Interest expense	102,734	0	0	(3)	102,731
Net interest income	154,818	3	0	0	154,821
Provision for credit loss expense	5,200	0	0	0	5,200
Noninterest income	22,398	31,161	15,318	(1,579)	67,298
Noninterest expense	118,205	21,506	11,544	(1,579)	149,676
Income before income tax expense	53,811	9,658	3,774	0	67,243
Income tax expense	12,380	2,644	934	0	15,958
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	41,431	7,014	2,840	0	51,285
Less: Net income attributable to noncontrolling interests	93	0	0	0	93
Net Income attributable to Tompkins Financial Corporation	$41,338	$7,014	$2,840	$0	$51,192
Depreciation and amortization	$7,588	$122	$124	$0	$7,834
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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value:

Recurring Fair Value Measurements
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2025
Assets
Available-for-sale debt securities
U.S. Treasuries	$53,433	$0	$53,433	$0
Obligations of U.S. Government sponsored entities	357,000	0	357,000	0
Obligations of U.S. states and political subdivisions	76,266	0	76,266	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	101,279	0	101,279	0
U.S. Government sponsored entities	700,631	0	700,631	0
U.S. corporate debt securities	2,444	0	2,444	0
Total Available-for-sale debt securities	$1,291,053	$0	$1,291,053	$0
Equity securities, at fair value	794	0	0	794
Derivatives designated as hedging instruments	167	0	167	0
Derivatives not designated as hedging instruments	5,355	0	5,355	0
Liabilities
Derivatives not designated as hedging instruments	$5,817	$0	$5,817	$0
December 31, 2024
Assets
Available-for-sale debt securities
U.S. Treasuries	$71,497	$0	$71,497	$0
Obligations of U.S. Government sponsored entities	380,280	0	380,280	0
Obligations of U.S. states and political subdivisions	77,694	0	77,694	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	63,254	0	63,254	0
U.S. Government sponsored entities	636,360	0	636,360	0
U.S. corporate debt securities	2,447	0	2,447	0
Total Available-for-sale debt securities	$1,231,532	$0	$1,231,532	$0
Equity securities, at fair value	768	0	0	768
Derivatives designated as hedging instruments	864	0	864	0
Derivatives not designated as hedging instruments	1,831	0	1,831	0
Liabilities
Derivatives not designated as hedging instruments	$2,073	$0	$2,073	$0
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
The change in the fair value of equity securities valued using significant unobservable inputs (Level 3), for the periods ended September 30, 2025 and December 31, 2024, was immaterial.
There were no transfers between Levels 1, 2 and 3 for the nine months ended September 30, 2025.

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
Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, individually evaluated loans, and OREO. For the three and nine months ended September 30, 2025, certain individually evaluated loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for credit losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs based upon customized discounting criteria. In addition to collateral dependent evaluated loans, certain other real estate owned was remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs are taken through a charge-off to the allowance for credit losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Three months ended September 30, 2025
Individually evaluated loans	$16,362	$0	$0	$16,362	$(282)
Other real estate owned	0	0	0	0	56
Three months ended September 30, 2024
Individually evaluated loans	$1,211	$0	$0	$1,211	$0

(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Nine months ended September 30, 2025
Individually evaluated loans	$26,398	$0	$0	$26,398	$(5,245)
Other real estate owned	0	0	0	0	1,954
Nine months ended September 30, 2024
Individually evaluated loans	$3,420	$0	$0	$3,420	$0
Other real estate owned	81	0	0	81	43
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
The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2025 and December 31, 2024. The carrying amounts shown in the tables are included in the Consolidated Statements of Condition under the indicated captions.

Estimated Fair Value of Financial Instruments
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2025
Financial Assets:
Cash and cash equivalents	$193,492	$193,492	$193,492	$0	$0
Securities - held-to-maturity	312,510	281,624	0	281,624	0
FHLB stock and other stock	27,083	27,083	0	27,083	0
Accrued interest receivable	29,940	29,940	0	29,940	0
Loans/leases, net[1]	6,228,182	5,951,778	0	0	5,951,778

Financial Liabilities:
Time deposits	$1,242,051	$1,240,308	$0	$1,240,308	$0
Other deposits	5,811,019	5,811,019	0	5,811,019	0
Fed funds purchased and securities sold
under agreements to repurchase	80,804	80,804	0	80,804	0
Other borrowings	444,866	445,639	0	445,639	0
Accrued interest payable	5,247	5,247	0	5,247	0
December 31, 2024
Financial Assets:
Cash and cash equivalents	$134,398	$134,398	$134,398	$0	$0
Securities - held-to-maturity	312,462	267,295	0	267,295	0
FHLB stock and other stock	42,255	42,255	0	42,255	0
Accrued interest receivable	28,823	28,823	0	28,823	0
Loans/leases, net[1]	5,963,426	5,584,661	0	0	5,584,661

Financial Liabilities:
Time deposits	$1,068,375	$1,064,548	$0	$1,064,548	$0
Other deposits	5,403,430	5,403,430	0	5,403,430	0
Fed funds purchased and securities sold
under agreements to repurchase	37,036	37,036	0	37,036	0
Other borrowings	790,247	789,915	0	789,915	0
Accrued interest payable	4,854	4,854	0	4,854	0
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
Derivatives Designated as Hedging Instruments
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2025, the Company had interest rate swaps with a total notional amount of $100.0 million hedging fixed-rate residential mortgage loans.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
As of September 30, 2025 and December 31, 2024, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	9/30/2025	9/30/2025	12/31/2024	12/31/2024
Fixed Rate Loans[1]	$99,845	$(155)	$149,175	$(825)
Total	$99,845	$(155)	$149,175	$(825)
[1] These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At September 30, 2025 and December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $672.4 million and $711.0 million respectively; the cumulative basis adjustments associated with these hedging relationships was $155,000 and $825,000, respectively; and the amounts of the designated hedged items were $100.0 million and $150.0 million. $50.0 million of designated hedged items matured in the nine-month period ending September 30, 2025.

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
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Statements of Condition
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of September 30, 2025 and December 31, 2024. Amounts below are presented on a net basis in accordance with applicable accounting guidance.

(In thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
	September 30, 2025		December 31, 2024
Derivative Assets
Derivatives designated as hedging instruments
Interest Rate Products	$100,000	$167	$150,000	$864
Total derivatives designated as hedging instruments		$167		$864
Derivatives not designated as hedging instruments
Interest Rate Products	$231,366	$5,355	$175,865	$1,831
Total derivatives not designated as hedging instruments		$5,355		$1,831
Derivative Liabilities
Derivatives not designated as hedging instruments
Interest Rate Products	$231,366	$5,712	$178,646	$1,990
Risk Participation Agreement	63,029	105	44,387	83
Total derivatives not designated as hedging instruments		$5,817		$2,073
Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of income for the three and nine months ended September 30, 2025 and 2024:

The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
	Location of Gain or (Loss) Recognized in Income on Derivative		Location of Gain or (Loss) Recognized in Income on Derivative
(In thousands)	Interest Income		Interest Income
	Three Months Ended		Nine Months Ended
	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$216	$675	$757	$2,010
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	173	2,114	671	1,101
Derivatives designated as hedging instruments	43	(1,439)	86	909

Tabular Disclosure of the Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
The tables below present the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the three and nine months ended September 30, 2025 and 2024:

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
(In thousands)		9/30/2025	9/30/2024
Three Months Ended
Interest Rate Products	Other Income	$(4)	$(259)
Risk Participation Agreement	Other Income	23	(18)
Total		$19	$(277)
Fee Income	Other income	$424	$791
Nine Months Ended
Interest Rate Products	Other Income	$(199)	$(223)
Risk Participation Agreement	Other Income	57	61
Total		$(142)	$(162)
Fee Income	Other income	$682	$1,175
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
As of September 30, 2025 and December 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.7 million and $1.3 million, respectively. As of September 30, 2025 and December 31, 2024, the Company had posted $5.2 million and $260,000, respectively, in collateral related to these agreements. The interest rate hedge counterparty had posted $0 and $890,000 of collateral in proportion to potential losses in the derivative position at September 30, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS
Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally-oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At September 30, 2025, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Tompkins Community Bank provides a full array of wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). The Company’s principal offices are located at 118 E. Seneca Street, P.O. Box 460, Ithaca, NY, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol "TMP."
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
OTHER IMPORTANT INFORMATION
The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2025. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.
This Report includes comparisons of the Company’s performance to that of a peer group, which is comprised of the group of 201 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s "Bank Holding Company Performance Report" for June 30, 2025 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", "commit", or "anticipate", as well as the negative and other variations of these terms, and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for credit losses; the sufficiency of collateral to cover exposure related to special mention and substandard loans; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the need to sell securities before recovery of amortized cost; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements and historical performance. The following factors, in addition to those listed as Risk Factors in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, are among those that could cause actual results to differ materially from the forward-looking statements and historical performance: changes in general economic, market and regulatory conditions; our ability to attract and retain deposits and other sources of liquidity; gross domestic product growth and inflation trends; the impact of the interest rate and inflationary environment on the Company's business, financial condition and results of operations; other income or cash flow anticipated from the Company's operations, investment and/or lending activities; changes in laws and regulations affecting public companies, banks, bank holding companies and/or financial holding companies, including the Dodd-Frank Act, and other federal, state and local government mandates; the impact of any change in the FDIC insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount; changes in supervisory and regulatory scrutiny of financial institutions, technological developments and changes; cybersecurity incidents and threats; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; the geographic concentration of our business; the ability to access financial resources in the amounts, at the times, and on the terms required to support the Company's future businesses; and the economic impact, including potential market volatility, of national and global events, including the response to bank failures, war and geopolitical matters (including continuing or increasing hostilities in the Middle East and the war in Ukraine), tariffs and trade wars, widespread protests, civil unrest, political uncertainty, and pandemics or other public health crises; and the related financial stress on borrowers and changes to customer behavior and credit risk as a result of any of the foregoing. The Company does not undertake any obligation to update its forward-looking statements.
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
RESULTS OF OPERATIONS
Performance Summary
Net income for the third quarter of 2025 was $23.7 million, or $1.65 diluted earnings per share, compared to $18.6 million, or $1.30 diluted earnings per share for the third quarter of 2024. Net income for the nine months ended September 30, 2025 was $64.8 million, or $4.52 diluted earnings per share, compared to $51.2 million, or $3.59 diluted earnings per share for the same period in 2024. The increase in net income and diluted earnings per share for the three and nine months ended September 30, 2025 compared to the same periods in 2024 largely reflects increases in our net interest margin as well as continued loan growth.
Return on average assets ("ROA") for the quarter ended September 30, 2025 was 1.13%, compared to 0.94% for the quarter ended September 30, 2024. Return on average shareholders’ equity ("ROE") for the third quarter of 2025 was 12.17%, compared to 10.65% for the third quarter of 2024. For the year-to-date period ended September 30, 2025, ROA and ROE totaled 1.06% and 11.56%, respectively, compared to 0.87% and 10.12%, for the same periods in 2024.
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
Banking Segment
The banking segment reported net income of $20.2 million for the third quarter of 2025, an increase of $5.4 million, or 36.3%, compared to $14.8 million for the third quarter of 2024. For the nine months ended September 30, 2025, the banking segment reported net income of $54.6 million, up $13.2 million, or 32.0%, from the same period in 2024. The increase in net income for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was mainly due to an increase in net interest income.
Net interest income of $63.9 million for the third quarter of 2025 was up $10.7 million, or 20.1%, from the same period in 2024. For the nine months ended September 30, 2025, net interest income of $180.7 million was up $25.9 million, or 16.7%, from the same period in 2024. The increase in net interest income for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily due to an increase in average loan balances, increases in average loan yields and a reduction in average funding costs due to improved funding mix.
The provision for credit losses was $2.5 million for the three months ended September 30, 2025, compared to $2.2 million for the same period in 2024. For the nine months ended September 30, 2025, the provision for credit losses was $10.6 million compared to $5.2 million for the same period in 2024. Net charge-offs for the three and nine months ended September 30, 2025 were $1.1 million and $7.1 million, respectively, compared to net charge-offs of $912,000 and $1.6 million for the same periods in 2024. For additional information, see the section titled "The Allowance for Credit Losses" below.
Noninterest income was $7.7 million for the three months ended September 30, 2025, compared to $7.5 million for the same period in 2024. The increase in noninterest income for the three months ended September 30, 2025 was mainly attributable to an increase in gains on sales of residential loans. For the nine months ended September 30, 2025, noninterest income was $23.9 million compared to $22.4 million for the nine months ended September 30, 2024. The increase in year-to-date noninterest income compared to the same period in 2024 was mainly attributable to a $1.9 million gain on the sale of other real estate owned ("OREO"), and an increase in gains on sales of residential loans, up $933,000, partially offset by decreases in derivatives related income, down $472,000, card services income, down $471,000, and income related to bank owned life insurance, down $389,000.
Noninterest expense of $42.7 million for the three months ended September 30, 2025, increased by $3.5 million or 9.0% compared to the same period in 2024. The increase was primarily driven by professional fees, up $1.7 million, and salaries and employee benefits, up $1.4 million. For the nine months ended September 30, 2025 noninterest expense of $122.8 million was up $4.6 million, or 3.9% compared to the same period in 2024. The increase was primarily driven by salaries and employee benefits, up $3.5 million, and professional fees, up $1.9 million. These increases were partially offset by a decrease in technology expense, down $1.2 million.
Insurance Segment
The insurance segment reported net income of $2.9 million for the three months ended September 30, 2025, which was down $213,000, or 6.9%, compared to the third quarter of 2024. Total noninterest revenue of $11.4 million for the three months ended September 30, 2025 was in line with the same period prior year. Insurance commissions and fees increased by $155,000 or 1.5% for the three months ended September 30, 2025, compared to the same period of 2024, and contingency revenue increased by $116,000 or 10.6%.
For the nine months ended September 30, 2025, net income of $7.6 million was up $633,000, or 9.0%, from the same period in the prior year. Total noninterest revenue for the year-to-date period ended September 30, 2025 was up $1.9 million, or 6.0%, compared to the same period in the prior year. The increase in total noninterest revenue for the nine months ended September 30, 2025 compared to the prior year period included growth in overall commission revenue of $746,000, or 2.7%, with increases in personal lines (up $347,000, or 4.1%), and commercial lines (up $523,000, or 4.0%); as well as growth in contingency revenues, which were up $1.2 million, or 34.7%. These increases were attributable to growth in personal and commercial lines from new business, rate increases related to current market conditions and improved ratios as they relate to carrier profit sharing calculations.
Noninterest expense for the three months ended September 30, 2025 was up $294,000, or 4.1%, compared to the three months ended September 30, 2024. Year-to-date noninterest expense was up $1.0 million, or 4.8%, compared to the nine months ended September 30, 2024. The increase in noninterest expense for the three and nine months ended September 30, 2025 was primarily driven by increases in salaries, incentives and employee benefits.
Wealth Management Segment
The wealth management segment reported net income of $626,000 for the three months ended September 30, 2025, which was down $129,000 or 17.1% compared to the third quarter of 2024. Revenue for the three months ended September 30, 2025 was up $66,000 or 1.3%, compared to the three months ended September 30, 2024, primarily due to an increase in advisory fees. Noninterest expense for the three months ended September 30, 2025 was up $233,000 or 5.8%, compared to the same period in 2024, which was primarily due to an increase in affiliate service charges and technology expense.
For the nine months ended September 30, 2025, net income of $2.6 million was down $235,000, or 8.3%, compared to the same period in the prior year. Total revenue of $15.8 million for the nine months ended September 30, 2025 was up $522,000, or 3.4%, compared to the same period in the prior year, mainly due to an increase in advisory fees and gains on the sale of certain customer accounts. Noninterest expense of $12.4 million for the nine months ended September 30, 2025 was up $823,000, or 7.1%, compared to the same period prior year, mainly attributable to salaries and employee benefits, affiliate service charges and technology expense.

Net Interest Income
The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each, for the three and nine month periods ended September 30, 2025 and 2024 and the three months ended June 30, 2025:

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended			Quarter Ended
	September 30, 2025			June 30, 2025			September 30, 2024
(dollar amounts in thousands)	Average Balance (QTD)	Interest	Average Yield/Rate	Average Balance (QTD)	Interest	Average Yield/Rate	Average Balance (QTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$18,474	$187	4.02%	$15,820	$187	4.74%	$13,189	$168	5.07%
Securities[1]
U.S. Government securities	1,616,048	10,466	2.57%	1,610,090	10,026	2.50%	1,664,611	9,740	2.33%
State and municipal[2]	82,462	541	2.60%	85,080	554	2.61%	87,799	560	2.54%
Other Securities[2]	3,283	54	6.52%	3,279	53	6.48%	3,282	60	7.27%
Total securities	1,701,793	11,061	2.58%	1,698,449	10,633	2.51%	1,755,692	10,360	2.35%
FHLBNY and FRB stock	31,023	598	7.65%	31,660	635	8.05%	38,534	888	9.17%
Total loans and leases, net of unearned income[2,3]	6,216,384	86,522	5.52%	6,129,561	82,499	5.40%	5,830,899	78,040	5.32%
Total interest-earning assets	7,967,674	98,368	4.90%	7,875,490	93,954	4.79%	7,638,314	89,456	4.66%
Other assets	329,774			293,105			276,610
Total assets	$8,297,448			$8,168,595			$7,914,924
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	$3,724,882	$17,306	1.84%	$3,680,761	$16,504	1.80%	$3,509,116	$16,635	1.89%
Time deposits	1,228,830	10,967	3.54%	1,230,182	10,975	3.58%	1,016,949	10,076	3.94%
Total interest-bearing deposits	4,953,712	28,273	2.26%	4,910,943	27,479	2.24%	4,526,065	26,711	2.35%
Federal funds purchased & securities sold under agreements to repurchase	41,524	23	0.22%	42,123	61	0.58%	42,449	11	0.10%
Other borrowings	535,327	5,882	4.36%	550,558	5,976	4.35%	709,474	9,214	5.17%
Total interest-bearing liabilities	5,530,563	34,178	2.45%	5,503,624	33,516	2.44%	5,277,988	35,936	2.71%
Noninterest bearing deposits	1,892,896			1,818,922			1,838,725
Accrued expenses and other liabilities	102,462			96,074			101,679
Total liabilities	7,525,921			7,418,620			7,218,392
Tompkins Financial Corporation Shareholders’ equity	771,527			749,975			695,057
Noncontrolling interest	0			0			1,475
Total equity	771,527			749,975			696,532
Total liabilities and equity	$8,297,448			$8,168,595			$7,914,924
Interest rate spread			2.45%			2.34%			1.95%
Tax-equivalent net interest income/margin on earning assets		64,190	3.20%		60,438	3.08%		53,520	2.79%
Tax-equivalent adjustment		(312)			(308)			(327)
Net interest income		$63,878			$60,130			$53,193

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Year to Date Period Ended			Year to Date Period Ended
	September 30, 2025			September 30, 2024
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$16,914	$549	4.34%	$12,369	$506	5.46%
Securities[1]
U.S. Government securities	1,608,371	29,933	2.49%	1,712,727	30,109	2.35%
State and municipal[2]	84,466	1,649	2.61%	89,063	1,697	2.55%
Other securities	3,279	160	6.52%	3,273	179	7.31%
Total securities	1,696,116	31,742	2.50%	1,805,063	31,985	2.37%
FHLBNY and FRB stock	31,552	1,944	8.24%	36,948	2,309	8.35%
Total loans and leases, net of unearned income[2,3]	6,124,468	247,859	5.41%	5,713,780	223,656	5.23%
Total interest-earning assets	7,869,050	282,094	4.79%	7,568,160	258,456	4.56%
Other assets	306,039			274,143
Total assets	$8,175,089			$7,842,303
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	$3,696,142	$49,903	1.81%	$3,517,993	$47,424	1.80%
Time deposits	1,206,273	32,499	3.60%	997,800	29,005	3.88%
Total interest-bearing deposits	4,902,415	82,402	2.25%	4,515,793	76,429	2.26%
Federal funds purchased & securities sold under agreements to repurchase	43,744	125	0.38%	43,837	35	0.11%
Other borrowings	549,192	17,967	4.37%	673,809	26,267	5.21%
Total interest-bearing liabilities	5,495,351	100,494	2.45%	5,233,439	102,731	2.62%
Noninterest bearing deposits	1,830,755			1,835,776
Accrued expenses and other liabilities	98,953			97,593
Total liabilities	7,425,059			7,166,808
Tompkins Financial Corporation Shareholders’ equity	750,030			674,048
Noncontrolling interest	0			1,447
Total equity	750,030			675,495

Total liabilities and equity	$8,175,089			$7,842,303
Interest rate spread			2.35%			1.94%
Net interest income (TE)/margin on earning assets		181,600	3.09%		155,725	2.75%

Tax Equivalent Adjustment		(930)			(904)
Net interest income		$180,670			$154,821
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
Net interest income was $63.9 million and $180.7 million, respectively, for the three and nine months ended September 30, 2025, up $10.7 million, or 20.1%, and $25.8 million, or 16.7%, respectively, from the same periods in 2024.

Net interest margin for the three months ended September 30, 2025 was 3.20% compared to 2.79% for the same period in 2024. Net interest margin for the nine months ended September 30, 2025 was 3.09% compared to 2.75% for the same period in 2024. The increase in net interest margin for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was due to increased yields on average interest earning assets, higher average loan balances, and lower funding costs resulting from improved funding mix.
The quarterly net interest margin of 3.20% for the third quarter of 2025 was up 12 basis points over the net interest margin of 3.08% for the second quarter of 2025. The increase in net interest margin, when compared to the most recent prior quarter, was mainly due to increased yields on average interest earning assets and higher average loan balances.
Interest income for the three and nine months ended September 30, 2025 was $98.1 million and $281.2 million, up 10.0% and 9.2%, respectively, compared to the same periods in 2024. The average yield on interest-earning assets increased 24 and 23 basis points for the three and nine months ended September 30, 2025, compared to the same periods in 2024. Average interest-earning assets for the three and nine months ended September 30, 2025, increased $329.4 million, or 4.3%, and $300.9 million, or 4.0%, respectively, compared to the same periods in 2024.
Interest income on loans for the three and nine months ended September 30, 2025, was up $8.5 million, or 10.9%, and $24.2 million, or 10.8%, respectively, compared to the same periods in 2024, driven by higher average yields and higher average loan balances. The average yields on loans for the three and nine months ended September 30, 2025 of 5.52% and 5.40% respectively, were up 20 and 18 basis points from the same periods in 2024. For the three and nine months ended September 30, 2025 average loan balances were up $385.5 million, or 6.6%, and $410.7 million, or 7.2%, respectively, over the same periods of 2024.
Interest income on securities, excluding dividends on FHLB stock, for the three months ended September 30, 2025, was up $703,000 or 6.9% over the same period in 2024, driven by higher average yields, partially offset by lower average balances. For the nine months ended September 30, 2025, interest income on securities, excluding dividends on FHLB stock, was down $239,000 or 0.8% when compared to the same period in 2024, driven by lower average balances, partially offset by higher yields. The average yield on total securities for the three and nine months ended September 30, 2025, was up 23 and 13 basis points, respectively, over the same periods in 2024, while average balances for securities were down $53.9 million, or 3.1%, and $108.9 million, or 6.0%, respectively, from the same periods in 2024.
Interest expense for the three and nine months ended September 30, 2025 decreased $1.8 million, or 4.9%, and $2.2 million or 2.2%, compared to the same periods in 2024. The decrease reflects lower average costs of interest-bearing liabilities, largely a result of improved funding mix and lower borrowing rates. For the three and nine months ended September 30, 2025, the average cost of interest-bearing liabilities was down 26 basis points and 17 basis points, respectively, from the same periods in 2024, while average interest-bearing liabilities were up $252.6 million or 4.8% and $261.9 million or 5.0%, respectively. The growth in average interest-bearing liabilities was primarily in average deposits, partially offset by decreases in average borrowings.
The average cost of interest-bearing deposits for the three and nine months ended September 30, 2025 was 2.26% and 2.25%, respectively, down 9 basis points compared to the three month period ended September 30, 2024, and down 1 basis point compared to the same nine month period in 2024. Average interest-bearing deposits for the three and nine months ended September 30, 2025, were up $427.6 million, or 9.4%, and $386.6 million, or 8.6%, respectively, from the same periods in 2024. Average time deposits for the three and nine months ended September 30, 2025 were up $211.9 million or 20.8% and $208.5 million or 20.9%, respectively, compared to the same periods in 2024. Average interest-bearing checking, savings and money market deposits for the three and nine months ended September 30, 2025 were up $215.8 million or 6.2% and $178.1 million or 5.1%, respectively, over the same periods in 2024.
Average other borrowings for the three and nine months ended September 30, 2025 were down $174.1 million, or 24.5%, and $124.6 million, or 18.5%, respectively, compared to the same periods in 2024. The average rate paid on other borrowings for the three and nine months ended September 30, 2025 was down 81 basis points and 84 basis points, respectively, from the same periods in 2024.
Provision for Credit Losses
The provision for credit losses represents management’s estimate of the amount necessary to maintain the allowance for credit losses ("ACL") at an appropriate level. Provision for credit losses for the third quarter of 2025 was $2.5 million compared to $2.2 million for the third quarter of 2024. Provision for credit losses for the nine months ended September 30, 2025 was $10.6 million compared to $5.2 million for the nine months ended September 30, 2024. The increase in provision expense for the year-to-date period compared to the same period in 2024 was mainly due to the partial charge-off of $4.7 million related to one commercial real estate relationship totaling $18.1 million, during the second quarter of 2025. The provision for credit losses for the three and nine months ended September 30, 2025 included expenses of $36,000 and of $57,000, respectively, related to off-balance sheet credit exposures compared to credits of $1.1 million and $249,000, respectively, for the same periods in 2024. The change in off-balance sheet reserves was mainly a result of model changes related to utilization rates during the third quarter of 2024 which resulted in a credit to provision expense, and changes related to the commercial loan pipeline during the current quarter. The section captioned "Financial Condition – The Allowance for Credit Losses" below has further details on the allowance for credit losses and asset quality metrics.
Noninterest Income
Noninterest income of $23.6 million for the three months ended September 30, 2025, was in line with the three months ended September 30, 2024, and noninterest income of $71.1 million was up $3.8 million, or 5.7%, from the nine months ended September 30, 2024. The increase in year-to-date noninterest income compared to the nine months ended September 30, 2024, was mainly attributable to a $1.9 million gain on the sale of OREO.
Insurance commissions and fees, the largest component of noninterest income, were $11.3 million for the third quarter of 2025, in line with the same period for the prior year. For the first nine months of 2025, insurance commissions and fees were up $1.9 million, or 6.1%, compared to the same period in 2024. The increase in revenues for the nine months ended September 30, 2025 compared to the same period in 2024 was due to growth in commercial and personal lines revenue from new business and rate increases related to market conditions, along with an increase in contingency revenue based on premium growth and improved ratios related to carrier profit sharing calculations.
Wealth management fees of $5.0 million in the third quarter of 2025 were in line with the third quarter of 2024. For the first nine months of 2025, wealth management fees were up $351,000, or 2.4% compared to the same period in 2024. Wealth management fees include trust services, financial planning, wealth management services, and brokerage related services. The fair value of assets managed by, or in custody of, Tompkins was $3.0 billion at September 30, 2025, down $228.7 million or 7.1% from September 30, 2024, mainly attributable to the sale of certain customer accounts. Excluding the sale of customer accounts fair value of assets managed by, or in custody of Tompkins would be flat compared to the same period prior year.
Card services income in the third quarter of 2025 was down $30,000, or 1.0% from the same period in 2024, and for the nine months ended September 30, 2025 was down $471,000, or 5.2% compared to the same period in 2024. The nine month period in 2024 included a one-time $255,000 sign-on bonus associated with renewal of a card services contract.
Other income of $2.6 million in the third quarter of 2025 was up $258,000, or 11.2%, compared to the same period in 2024. For the first nine months of 2025, other income of $9.4 million was up $2.1 million, or 28.7%, compared to the same period in 2024. The increase for the three months ended September 30, 2025 compared to the same period in 2024 was mainly due to gains on sales of residential loans, which were up $202,000. The increase for the nine months ended September 30, 2025 compared to the same period in 2024 was mainly attributable to a $1.9 million gain on the sale of OREO and gains on sales of residential loans, which were up $933,000, partially offset by decreases in derivatives related income, down $473,000 and income related to bank owned life insurance, down $388,000.
Noninterest Expense
Noninterest expense of $53.8 million for the third quarter of 2025 was up $4.0 million or 8.0% over the third quarter of 2024. Noninterest expense of $156.1 million for the first nine months of 2025 was up $6.4 million, or 4.3%, compared to the same period in 2024. The increases in noninterest expense for the three and nine month periods were driven primarily by increased expenses associated with compensation and benefits.
Expenses associated with compensation and benefits comprise the largest component of noninterest expense. Total salaries, wages and benefits for the three months ended September 30, 2025, were up $1.7 million, or 5.4%, over the same period in 2024, and for the nine months ended September 30, 2025 were up $4.7 million or 5.0% over the same period in 2024. For both the three and nine months ended September 30, 2025, increases were driven largely by annual merit increases and increases in health insurance expense.
Other operating expenses for the three and nine months ended September 30, 2025 were up $2.1 million, or 16.2%, and $1.7 million, or 4.3%, respectively, from the same periods in 2024. Other operating expense for the third quarter and year-to-date period included an increase in professional fees of $1.6 million and $1.8 million, respectively, primarily related to investments to support future growth, and an increase in marketing expense of $768,000 and $821,000, respectively.
Income Tax Expense
The provision for income taxes was $7.4 million for an effective rate of 23.9% for the third quarter of 2025, compared to a tax provision of $5.9 million and an effective rate of 23.9% for the same quarter in 2024. For the first nine months of 2025, the provision for income taxes was $20.3 million for an effective rate of 23.9% compared to tax provision of $16.0 million and an effective rate of 23.7% for the same period in 2024. The effective rates differ from the U.S. and state statutory rates primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock-based compensation.
On July 4, 2025, HR.1 - One Big Beautiful Bill Act was signed into federal law and, among other things, enacted amendments to the federal tax laws. The Company does not expect the bill to have a material impact on our consolidated financial statements.
FINANCIAL CONDITION
Total assets were $8.5 billion at September 30, 2025, up $359.7 million, or 4.4%, from December 31, 2024. Total loans were up $268.1 million, or 4.5%, cash and cash equivalents were up $59.1 million, or 44.0%, and total securities were up $59.6 million, or 3.9%, compared to December 31, 2024. Total deposits at September 30, 2025 were up $581.3 million, or 9.0%, while other borrowings at September 30, 2025 were down $345.4 million, or 43.7%, from December 31, 2024.

Securities
As of September 30, 2025, the Company’s securities portfolio was $1.6 billion, or 18.9% of total assets compared to $1.5 billion, or 19.1% of total assets at year end 2024. The following tables detail the composition of the securities portfolio:

Available-for-Sale Debt Securities	September 30, 2025		December 31, 2024
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$55,405	$53,433	$75,141	$71,497
Obligations of U.S. Government sponsored entities	363,764	357,000	398,648	380,280
Obligations of U.S. states and political subdivisions	81,888	76,266	86,328	77,694
Mortgage-backed securities - residential, issued by
U.S. Government agencies	104,338	101,279	68,130	63,254
U.S. Government sponsored entities	772,888	700,631	736,376	636,360
U.S. corporate debt securities	2,500	2,444	2,500	2,447
Total available-for-sale debt securities	$1,380,783	$1,291,053	$1,367,123	$1,231,532

Held-to-Maturity Debt Securities	September 30, 2025		December 31, 2024
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$85,885	$78,239	$86,049	$74,688
Obligations of U.S. Government sponsored entities	226,625	203,385	226,413	192,607
Total held-to-maturity debt securities	$312,510	$281,624	$312,462	$267,295
As of September 30, 2025, the available-for-sale debt securities portfolio had net unrealized losses, which reflects the amount that the amortized cost exceeds fair value, of $89.7 million compared to net unrealized losses of $135.6 million at December 31, 2024. The decrease in unrealized losses related to the available-for-sale debt securities portfolio reflects interest rate volatility in the market, the volume and rates associated with securities purchases, and maturities in 2025. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.
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

The Company determined that at September 30, 2025, all impaired available-for-sale and held-to-maturity debt securities were impaired because of changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit worthiness of the underlying issuers. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. Therefore, the Company carried no ACL at September 30, 2025 and there was no credit loss expense recognized by the Company with respect to the securities portfolio during the three and nine months ended September 30, 2025.
Loans and Leases
Loans and leases as of the end of the third quarter and prior year-end were as follows:

(In thousands)	9/30/2025	12/31/2024
Commercial and industrial
Agriculture	$101,797	$110,007
Commercial and industrial other	938,601	855,568
Subtotal commercial and industrial	1,040,398	965,575
Commercial real estate
Construction	381,678	385,931
Agriculture	226,656	217,582
Commercial real estate other	2,964,330	2,776,304
Subtotal commercial real estate	3,572,664	3,379,817
Residential real estate
Home equity	222,202	204,194
Mortgages	1,357,654	1,366,646
Subtotal residential real estate	1,579,856	1,570,840
Consumer and other
Indirect	90	229
Consumer and other	88,773	96,163
Subtotal consumer and other	88,863	96,392
Leases	10,936	12,484
Total loans and leases	6,292,717	6,025,108
Less: unearned income and deferred costs and fees	(4,646)	(5,186)
Total loans and leases, net of unearned income and deferred costs and fees	$6,288,071	$6,019,922

The below table shows a more detailed break-out of commercial real estate ("CRE") loans as of September 30, 2025 and December 31, 2024:

	9/30/2025		12/31/2024
(In thousands)	Balance	% CRE	Balance	% CRE
Construction	$381,678	10.68%	$385,931	11.40%
Multi-family/Single family real estate	736,190	20.61%	677,532	20.05%
Agriculture	226,655	6.34%	217,582	6.44%
Retail[1]	481,527	13.48%	429,562	12.71%
Hotels/motels	191,464	5.36%	182,437	5.40%
Office space[2]	241,728	6.77%	232,469	6.88%
Industrial[3]	251,481	7.04%	243,616	7.21%
Mixed Use	359,666	10.07%	344,708	10.20%
Medical[4]	172,202	4.82%	148,009	4.38%
Other	530,073	14.83%	517,971	15.33%
Total	$3,572,664	100.00%	$3,379,817	100.00%
[1]Retail included 2.15% and 2.49%, respectively, of owner occupied real estate at September 30, 2025 and December 31, 2024.
[2]Office space included 1.59% and 1.31%, respectively, of owner occupied real estate at September 30, 2025 and December 31, 2024.
[3]Industrial included 2.68% and 2.59%, respectively, of owner occupied real estate at September 30, 2025 and December 31, 2024.
[4]Medical included 2.45% and 2.37%, respectively, of owner occupied real estate at September 30, 2025 and December 31, 2024.
Total loans and leases of $6.3 billion at September 30, 2025 were up $268.1 million, or 4.5%, from December 31, 2024, mainly in the commercial real estate and commercial and industrial loan portfolios. As of September 30, 2025, total loans and leases represented 74.3% of total assets compared to 74.2% of total assets at December 31, 2024.
Residential real estate loans, including home equity loans, were $1.6 billion at September 30, 2025, in line with December 31, 2024, and comprised 25.1% of total loans and leases at September 30, 2025.
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
During the first nine months of 2025 and 2024, the Company sold residential loans totaling $63.3 million and $29.5 million, respectively, recognizing gains of $1.6 million and $701,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $1.5 million at September 30, 2025, and $1.1 million at December 31, 2024.
Commercial real estate loans and commercial and industrial loans totaled $3.6 billion and $1.0 billion, respectively, and represented 56.8% and 16.6%, respectively, of total loans and leases as of September 30, 2025. The commercial real estate portfolio was up $192.8 million, or 5.7%, compared to December 31, 2024, while commercial and industrial loans were up $74.8 million, or 7.7%, compared to December 31, 2024.
As of September 30, 2025, agriculturally-related loans totaled $328.5 million, or 5.2%, of total loans and leases, compared to $327.6 million, or 5.4%, of total loans and leases at December 31, 2024. Agriculturally-related loans include loans to dairy farms and crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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
The Allowance for Credit Losses
The below table represents the allowance for credit losses as of September 30, 2025 and December 31, 2024. The table provides, as of the dates indicated, an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category.

(In thousands)	09/30/2025	12/31/2024	9/30/2024
Allowance for credit losses
Commercial and industrial	$11,532	$7,684	$7,614
Commercial real estate	36,125	35,837	33,864
Residential real estate	10,878	11,345	12,376
Consumer and other	1,299	1,568	1,467
Finance leases	55	62	63
Total	$59,889	$56,496	$55,384
Allowance for credit losses as a percentage of total loans and leases	0.95%	0.94%	0.94%
Allowance/nonperforming loans and leases	113.06%	111.06%	88.51%
Activity in the Company’s allowance for credit losses during the first nine months of 2025 and 2024 is illustrated in the table below:

Analysis of the Allowance for Credit Losses
(In thousands)	9/30/2025	9/30/2024
Average loans outstanding during period	$6,124,469	$5,713,780
Balance of allowance at beginning of year	56,496	51,584
LOANS CHARGED-OFF:
Commercial and industrial	936	283
Commercial real estate	4,882	0
Consumer and other	1,892	1,867
Total loans charged-off	$7,710	$2,150
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	69	29
Commercial real estate	4	6
Residential real estate	90	130
Consumer and other	440	336
Total loans recovered	$603	$501
Net loans charged-off (recovered)	7,107	1,649
Provision for credit losses related to loans	10,500	5,449
Balance of allowance at end of period	$59,889	$55,384
Allowance for credit losses as a percentage of total loans and leases	0.95%	0.94%
Annualized net charge-offs on loans to average total loans and leases during the period	0.46%	0.04%
As of September 30, 2025, the allowance for credit losses was $59.9 million, representing 0.95% of total loans and leases, compared to $56.5 million and 0.94% of total loans and leases at December 31, 2024 and $55.4 million and 0.94% of total loans and leases at September 30, 2024. The increase in the allowance for credit losses from year-end 2024 reflects loan growth, mainly in commercial real estate and commercial loans, and a one basis point increase in the coverage ratio. The increase in the coverage ratio was mainly driven by higher reserves for individually evaluated loans, and increased reserves for large loans and quantitative reserves resulting from loan growth, updated model assumptions based on the annual model review, and updated economic forecasts for unemployment and gross domestic product for the quarter. These increases were partially offset by lower qualitative reserves, which were added at year end and largely related to asset quality metrics.
The provision for credit losses for loans was $2.5 million for the three months ended September 30, 2025, compared to $3.2 million for the same period in 2024. For the nine month period ended September 30, 2025, the provision for credit losses for loans was $10.5 million compared to $5.4 million for the same period in 2024. The provision expense for credit losses for loans is based upon the Company's quarterly evaluation of the appropriateness of the allowance for credit losses. The increase in provision expense for the year-to-date period compared to the same period in 2024 was mainly due to the partial charge-off of $4.7 million related to one commercial real estate relationship totaling $18.1 million, during the second quarter of 2025.
Net loan and lease charge-offs for the three and nine months ended September 30, 2025 were $1.1 million and $7.1 million, respectively, compared to net charge-offs of $912,000 and $1.6 million, respectively, for the same periods in 2024. The increase in net charge-offs for the nine months ended September 30, 2025 compared to the prior year period was largely related to one commercial real estate relationship as discussed above.
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancellable, through a charge to credit loss expense for off-balance sheet credit exposures included in provision for credit loss expense in the Company's consolidated statements of income.
For the three months ended September 30, 2025, the provision for credit losses for off-balance sheet credit exposures was $36,000 compared to a credit of $1.1 million for the same period in 2024. For the nine month period ended September 30, 2025, the provision for credit losses for off-balance sheet credit exposures was $57,000 compared to a credit of $249,000 for the same period in 2024. The increase for both periods in 2025 over 2024 was mainly driven by updates to model assumptions related to average utilization rates for lines of credit.

Analysis of Past Due and Nonperforming Loans
(In thousands)	9/30/2025	12/31/2024	9/30/2024
Loans 90 days past due and accruing
Residential real estate	$1	$9	$5
Consumer and other	165	314	188
Total loans 90 days past due and accruing	$166	$323	$193
Nonaccrual loans
Commercial and industrial	$4,978	$1,542	$2,223
Commercial real estate	31,122	32,590	43,993
Residential real estate	16,611	16,278	16,013
Consumer and other	94	138	152
Total nonaccrual loans	$52,805	$50,548	$62,381
Total nonperforming loans and leases	$52,971	$50,871	$62,574
Other real estate owned	0	14,314	81
Total nonperforming assets	$52,971	$65,185	$62,655
Total nonperforming loans and leases as percentage of total loans and leases	0.84%	0.85%	1.06%
Total nonperforming assets as percentage of total assets	0.63%	0.80%	0.78%
Asset quality measures at September 30, 2025 were mixed when compared with December 31, 2024. Nonperforming loans and leases were up $2.1 million, or 4.1%, compared to year end 2024 and represented 0.84% of total loans at September 30, 2025, down 1 basis point compared to December 31, 2024. Loans past due 30-89 days totaled $7.8 million at September 30, 2025, down $21.0 million from year-end 2024. Loans internally-classified Special Mention or Substandard were up $33.1 million, or 29.8%, compared to December 31, 2024. The increase was mainly a result of two loans totaling $41.2 million being downgraded to Special Mention during the third quarter of 2025. The two loans include one commercial real estate loan for $21.1 million that is secured by real estate and pledged securities, and one commercial loan for $20.1 million that is secured by all business assets. The Company believes that the existing collateral securing the loans is sufficient to cover the exposure.
Nonperforming assets include loans past due 90 days and accruing, nonaccrual loans, and foreclosed real estate/other real estate owned. Total nonperforming assets of $53.0 million at September 30, 2025 were down $12.2 million, or 18.7%, compared to December 31, 2024, and $9.7 million, or 15.5%, compared to September 30, 2024. The decrease in nonperforming assets at September 30, 2025 compared to December 31, 2024 was largely due to one property totaling approximately $14.3 million in other real estate owned that was sold during the first quarter of 2025. Nonperforming assets represented 0.63% of total assets at September 30, 2025, down from 0.80% at December 31, 2024, and 0.78% at September 30, 2024. Our peer group's average ratio of nonperforming assets to total assets was 0.60% at June 30, 2025.
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
The Company, through its internal loan review function, identified 13 commercial relationships from the loan portfolio totaling $22.6 million at September 30, 2025, that were potential problem Substandard loans. At December 31, 2024, the Company had identified 16 relationships totaling $41.2 million that were potential problem loans. Of the 13 relationships at September 30, 2025 that were Substandard, there were 3 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $19.2 million, the largest of which was $15.9 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which changing economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.
Capital
Total equity was $788.8 million at September 30, 2025, an increase of $75.4 million, or 10.6%, from December 31, 2024. The increase was driven by net income generation of $64.8 million for the nine months ended September 30, 2025, partially offset by dividends declared of $26.9 million and a $34.7 million increase in accumulated other comprehensive income due primarily to the change in the fair value of securities available for sale.
The Company and its subsidiary bank are subject to various regulatory capital requirements administered by Federal bank regulatory agencies. Failure to meet minimum capital requirements can lead to the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s business, results of operation and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of the Company and its subsidiary banks are also subject to qualitative judgments by regulators concerning components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of common equity Tier 1 capital, Total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2025, the Company and its subsidiary bank met all capital adequacy requirements to which they are subject.
The following table provides a summary of the Company’s capital ratios as of September 30, 2025:

Regulatory Capital Analysis
September 30, 2025	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$840,582	13.27%	$665,055	10.50%	$633,386	10.00%
Tier 1 Capital (to risk weighted assets)	779,173	12.30%	538,378	8.50%	506,709	8.00%
Tier 1 Common Equity (to risk weighted assets)	779,173	12.30%	443,370	7.00%	411,701	6.50%
Tier 1 Capital (to average assets)	779,173	9.41%	331,068	4.00%	413,835	5.00%
As of September 30, 2025, the Company’s capital ratios exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required for an institution to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.
Total capital as a percent of risk weighted assets increased to 13.3% at September 30, 2025, compared with 13.1% at December 31, 2024. Tier 1 capital as a percent of risk weighted assets increased to 12.3% at September 30, 2025 compared to 12.1% at December 31, 2024. Tier 1 capital as a percent of average assets was 9.4% at September 30, 2025, up from 9.3% as of December 31, 2024. Common equity Tier 1 capital was 12.3% at September 30, 2025, up from 12.1% at December 31, 2024.
As of September 30, 2025, the capital ratios for the Company’s subsidiary bank also exceeded the minimum required capital ratios for well capitalized institutions, plus the fully phased-in capital conservation buffer.
Deposits and Other Liabilities
Total deposits of $7.1 billion at September 30, 2025 were up $581.3 million, or 9.0%, compared to December 31, 2024, and were up $475.2 million, or 7.2%, compared to September 30, 2024. The increase from year-end 2024 was primarily in checking, money market and savings accounts, which were up $345.9 million, or 9.7%, and time deposits, which were up $173.7 million, or 16.3%. The increase includes the seasonal inflow of municipal deposits reflecting the collection of tax receipts. The increase in time deposits included a $132.7 million increase in brokered time deposits.
At September 30, 2025, the Company estimated total uninsured deposits of $2.9 billion. These uninsured deposit balances of $2.9 billion included $1.1 billion of collateralized government deposits, and $1.8 billion of uninsured deposits without liquid collateral pledged.
The Company is a participant in the IntraFi Network's IntraFi Cash Service (ICS) and Certificate of Deposit Account Registry Service (CDARS) programs. The Company uses these deposit sweep services to place customer funds from interest-bearing demand accounts, money market accounts, and/or time deposits to be placed with other participating network banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating network banks equal to the amount of our customer funds placed in the IntraFi Network. In addition to the reciprocal funding programs, the Company may utilize both the ICS and CDARS programs to obtain wholesale funding through One-Way Buy transactions. Funds obtained using One-Way Buy transactions are classified as brokered deposits. At September 30, 2025 the Company held $15.5 million in CDARS One-Way Buy funds and $12.5 million of ICS One-Way Buy funds.
The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits, and reciprocal deposit relationships with municipalities. Core deposits increased by $360.0 million, or 6.8%, from year-end 2024, to $5.6 billion at September 30, 2025. Core deposits at September 30, 2025 were up $277.8 million, or 5.2% from September 30, 2024. Core deposits represented 79.7% of total deposits at September 30, 2025, compared to 81.3% of total deposits at December 31, 2024 and 81.3% at September 30, 2024.
The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $44.8 million at September 30, 2025, and $37.0 million at December 31, 2024. Management generally views retail repurchase agreements as an alternative to large time deposits.
The Company has established several unsecured Federal funds purchased lines through various correspondent bank relationships, totaling $149.0 million. Federal funds purchased from correspondent banks totaled $36.0 million as of September 30, 2025 compared to $0 at December 31, 2024.
The Company’s other borrowings totaled $444.9 million at September 30, 2025, down $345.4 million, or 43.7%, from $790.2 million at December 31, 2024. The decrease in other borrowings was mainly due to increased deposit balances. Borrowings at September 30, 2025 consisted of $271.5 million in FHLB overnight advances and $173.4 million of FHLB term advances, compared to $247.0 million FHLB overnight advances and $543.2 million of FHLB term advances at year end 2024. Of the $173.4 million in FHLB term advances at September 30, 2025, $98.4 million was due to mature in less than one year and $75.0 million was due to mature in over one year.
Liquidity
The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy anticipated demand for credit, deposit withdrawals, and business investment opportunities. The Company’s large, stable core deposit base and strong capital position are the foundation for the Company’s liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. The Company’s Asset/Liability Management Committee monitors asset and liability positions of the Company’s subsidiary bank individually and on a combined basis. The Committee reviews periodic reports on liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company’s strong reputation in the communities it serves, along with its strong financial condition, provides access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company’s liquidity that are reasonably likely to occur. Management measures liquidity, including the level of cash, unencumbered securities, and the availability of dependable borrowing sources. The Board has set a policy limit stating that reliable sources of liquidity should remain in excess of 6% of total assets. The ratio was 14.9% at September 30, 2025, and 14.7% at December 31, 2024. In addition, the Company maintains access to the Federal Reserve Bank borrowing facility, which improved the reliable sources of liquidity ratio by an additional 2.9% at September 30, 2025, and 1.7% at December 31, 2024, to 17.8% and 16.4%, respectively. The Company also maintains board policy limits requiring that on-balance sheet liquidity, which includes liquid assets including cash, overnight funds sold, short-term investments, fair value of encumbered investment securities, and the guaranteed portion of government and agency loans, remain above 3% of total assets. As of the end of the third quarter of 2025, this ratio was 9.8%.
Core deposits, discussed above under "Deposits and Other Liabilities", are a primary and low-cost funding source obtained primarily through the Bank's branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, municipal money market deposits, reciprocal deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $2.0 billion at September 30, 2025 decreased $80.3 million, or 3.9%, as compared to December 31, 2024. Non-core funding sources, as a percentage of total liabilities, were 25.5% at September 30, 2025, compared to 27.5% at December 31, 2024.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities held with a carrying value of $985.8 million at September 30, 2025 and $904.2 million at December 31, 2024, were either pledged or sold under agreements to repurchase. Pledged securities represented 58.2% of total securities at September 30, 2025, compared to 53.8% of total securities at December 31, 2024.
Cash and cash equivalents totaled $193.5 million as of September 30, 2025 which increased from $134.4 million at December 31, 2024. Short-term investments, consisting of securities due in one year or less, decreased from $99.2 million at December 31, 2024, to $69.4 million at September 30, 2025.
Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $801.9 million at September 30, 2025 compared with $699.6 million at December 31, 2024. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.7 billion at September 30, 2025, in line with December 31, 2024. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.
The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered deposits, and FHLB advances. Through its subsidiary bank, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. As a member of the FHLB, the Company can use certain unencumbered mortgage-related assets and securities to secure borrowings from the FHLB. At September 30, 2025, the established borrowing capacity with the FHLB was $1.3 billion, or 15.9% of total assets, with available unencumbered mortgage-related assets of $550.7 million. Additional assets may also qualify as collateral for FHLB advances, upon approval of the FHLB. Additionally, through various programs at the Federal Reserve Bank, the Company has the ability to use certain unencumbered loans and securities to secure borrowings from the Federal Reserve Bank's Discount Window. At September 30, 2025 the Company's available borrowing capacity with the Federal Reserve Bank was $242.7 million, all of which was secured by loans. In addition to the available borrowing lines at the FHLB and Federal Reserve Bank, as of September 30, 2025, the Company maintained $598.9 million of unencumbered securities which could be pledged to further enhance secured borrowing capacity.
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

Reconciliation of Tangible Book Value Per Share (non-GAAP) to Common Equity Book Value Per Share (GAAP)
	Quarter-Ended	Year-ended
(In thousands, except share and per share data)	9/30/2025	12/31/2024
Total common equity (GAAP)	$788,805	$713,444
Less: Goodwill and intangibles	93,405	93,670
Tangible common equity (Non-GAAP)	695,400	619,774
Ending shares outstanding	14,431,300	14,436,363
Common equity book value per share (GAAP)	$54.66	$49.42
Tangible book value per share (Non-GAAP)	$48.19	$42.93

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
The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the most recent simulation analysis performed as of August 31, 2025, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 2.3%, while a 200 basis point parallel decline in interest rates over a one-year period would result in a one year increase in net interest income of 2.3% from the base case. This simulation assumes no balance sheet growth, no changes in balance sheet mix, deposit rates move in a manner that reflects the historical relationship between deposit rate movement and changes in Federal funds rate, and no management action to address balance sheet mismatches.
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
In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2025. The Company’s one-year net interest rate gap was a negative $107.4 million, or 1.27% of total assets at September 30, 2025, compared with a negative $565.8 million, or 6.98% of total assets at December 31, 2024. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income contains a higher degree of risk in a rising rate environment over the next 12 months. An interest rate gap measure could be affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - September 30, 2025			Repricing Interval
(In thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months
Interest-earning assets[1]	$8,125,618	$1,815,377	$350,951	$611,969	$2,778,297
Interest-bearing liabilities	5,672,597	2,179,787	377,348	328,562	2,885,697
Net gap position		$(364,410)	$(26,397)	$283,407	$(107,400)
Net gap position as a percentage of total assets		(4.30)%	(0.31)%	3.35%	(1.27)%
 1 Balances of available securities are shown at amortized cost
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2025.
Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company's disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of September 30, 2025, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.
Item 1A. Risk Factors
There have been no material changes in the risk factors previously disclosed under Item 1A. in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
July 1, 2025 through July 31, 2025	3,100	$65.65	0	400,000
August 1, 2025 through August 31, 2025	666	66.16	0	400,000
September 1, 2025 through September 30, 2025	0	0.00	0	400,000
Total	3,766	$65.74	0	400,000
Included in the table above are 3,100 shares purchased in July 2025, at an average cost of $65.65, and 666 shares purchased in August 2025, at an average cost of $66.16, by the trustee of the rabbi trust established by the Company under the Company’s

Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries (the "Director Retainer Plan"), which were part of the director deferred compensation under that plan.
On July 20, 2023, the Company’s Board of Directors authorized a share repurchase plan (the “2023 Repurchase Plan”) under which the Company could repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. The 2023 Repurchase Plan expired by its terms on July 20, 2025.
On July 24, 2025, the Company’s Board of Directors authorized a replacement share repurchase plan (the “2025 Repurchase Plan”) under which the Company may repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2025 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The Company has no obligation to repurchase any shares and may discontinue repurchases at any time. As of September 30, 2025, no shares had been repurchased under the 2025 Repurchase Plan.
Recent Sales of Unregistered Securities
On July 3, 2025, we issued an aggregate of 590 shares of our common stock to non-employee members of our Board of Directors who elected to receive all or a portion of their quarterly director retainer fees in Company stock pursuant to the Director Retainer Plan. These shares were valued based on the closing market price per share of our common stock of $65.65 on July 3, 2025, for an aggregate value of $38,733.50. The shares were issued to our non-employee directors in private transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
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
** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of September 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; (v) Consolidated Statements of Changes in Shareholders' Equity for the three and nine months ended September 30, 2025 and 2024; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 28, 2025
TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew D. Tomazin
Matthew D. Tomazin
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)