Form 10-Q/A
period 2025-03-31
TOMPKINS FINANCIAL CORP
filed 2025-11-18
CIK 1005817

f

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Tompkins Financial Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment No. 1") to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, originally filed with the Securities and Exchange Commission (the "SEC") on May 6, 2025 (the "Original Form 10-Q") for the sole purpose of amending the certifications filed in Exhibits 31.1, 31.2, 32.1 and 32.2 (the "Certifications"). The Certifications referred to the wrong periodic reports, and as such, are now filed with correct references in this Amendment No. 1.

Other than filing the updated Certifications and the updated signature page, no changes have been made to the Original Form 10-Q. This Amendment speaks as of the filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Company's other filings made with the SEC subsequent to the filing of the Original Form 10-Q.

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

Date:     November 18, 2025

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew D. Tomazin
Matthew D. Tomazin
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)