Form 10-Q/A
period 2025-09-30
TOMPKINS FINANCIAL CORP
filed 2025-11-18
CIK 1005817

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

EXPLANATORY NOTE

Tompkins Financial Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment No. 1") to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, originally filed with the Securities and Exchange Commission (the "SEC") on October 28, 2025 (the "Original Form 10-Q") for the sole purpose of amending the certifications filed in Exhibits 31.1, 31.2, 32.1 and 32.2 (the "Certifications"). The Certifications referred to the wrong periodic reports, and as such, are now filed with correct references in this Amendment No. 1.

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