Form 10-K
period 2025-12-31
TOMPKINS FINANCIAL CORP
filed 2026-02-26
CIK 1005817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
The aggregate market value of the registrant’s common stock held by non-affiliates was $875.3 million on June 30, 2025, based on the closing sales price of a share of the registrant’s common stock, $.10 par value (the "Common Stock"), as reported on the NYSE American, on such date.
The number of shares of the registrant’s Common Stock outstanding as of February 20, 2026, was 14,418,025 shares.

DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of stockholders, to be held on May 19, 2026, are incorporated by reference into Part III of this Form 10-K where indicated.

TOMPKINS FINANCIAL CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2025

Glossary of Abbreviations and Acronyms

The acronyms and abbreviations identified below are used throughout this report, including the Notes to Consolidated Financial Statements. You may find it helpful to refer to this page as you read this report. All references in the glossary to laws are to those laws as amended from time to time.

Term	Definition
ACL	Allowance for credit losses
AFS	Available for sale
AMLA	Anti-Money Laundering Act of 2020
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
BSA	Bank Secrecy Act of 1970
CECL	Current Expected Credit Losses
CFPB	Consumer Financial Protection Bureau
CRA	Community Reinvestment Act
CRE	Commercial real estate
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ECL	Expected credit losses
ERISA	Employee Retirement Income Security Act of 1974
ESOP	Employee Stock Ownership Plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLBNY	Federal Home Loan Bank of New York
FHLMC	Federal Home Loan Mortgage Corporation
Finance Agency	Federal Home Loan Finance Agency
FRB	Federal Reserve Board
GAAP	U.S. Generally Accepted Accounting Principles
GLBA	Gramm-Leach-Bliley Act of 1999
HTM	Held to maturity
LIHTC	Low income housing tax credit
NYSDFS	New York State Department of Financial Services
OREO	Other real estate owned
PCA	Prompt corrective action
PCD	Purchased with credit deterioration
PCI	Purchased credit impaired
Regulatory Relief Act	Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
ROU	Right-of-use
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SBIC	Small business investment companies
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
SERP	Supplemental executive retirement plan
TDR	Troubled debt restructuring
Tompkins Insurance	Tompkins Insurance Agencies, Inc.
Tompkins or the Company	Tompkins Financial Corporation

PART I
Item 1. Business
The disclosures set forth in this Item 1. Business are qualified by the section captioned "Forward-Looking Statements" in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.
General
Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally-oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management services. At December 31, 2025, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Banking services consist primarily of attracting deposits from the areas served by Tompkins Community Bank's 54 banking offices (38 offices in New York and 16 offices in Pennsylvania), and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases in those same areas. Tompkins Community Bank provides a full array of trust and wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning. The Company previously provided insurance services through its wholly-owned insurance subsidiary, Tompkins Insurance Agencies, Inc. ("TIA"), but on October 31, 2025, the Company sold all of the issued and outstanding shares of the capital stock of TIA, to Arthur J. Gallagher Risk Management Services, LLC ("Gallagher"). The Company’s principal offices are located at 118 E. Seneca St., P.O. Box 460, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol "TMP."
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
Narrative Description of Business
The Company has identified two business segments, consisting of banking and wealth management. Prior to its sale of TIA on October 31, 2025, the Company also had an insurance segment.
Banking services consist primarily of attracting deposits from the areas served by the Company’s banking subsidiary and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases in those same market areas. The Company’s lending function is managed within the guidelines of a comprehensive Board of Directors-approved lending policy. Policies and procedures are reviewed on a regular basis. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. The Company has an independent third party loan review process that samples, reviews, and validates the risk identification and assessment made by the lenders and credit personnel. The results of these reviews are presented to the Board of Directors of the Company’s banking subsidiary, and the bank's Credit Oversight Committee.
The Company’s principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for credit loss expenses. Funding sources other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities. The Company’s principal source of revenue is interest income on loans and securities.
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
The Company operated its wholly-owned insurance subsidiary, TIA, from 2001 until its sale to Gallagher on October 31, 2025. TIA was a full-service insurance agency that offered services such as property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. TIA's revenue and expenses are consolidated into the Company's financials through October 31, 2025.
 Subsidiary Operations
Tompkins Community Bank
Tompkins Community Bank operates 54 branches, with 38 branches located in New York, and 16 located in Pennsylvania. Tompkins has operated in Ithaca, New York and surrounding communities since 1836. Tompkins Community Bank provides a full array of products and services, including commercial and consumer banking. Tompkins Community Bank also provides wealth management services, including investment management, trust and estate, financial and tax planning services, through the Tompkins Financial Advisors brand. As of December 31, 2025, Tompkins Community Bank had consolidated total assets of $8.7 billion, consolidated total loans of $6.4 billion, and consolidated total deposits of $7.1 billion. A description of the markets served by Tompkins Community Bank is included below:
Tompkins Central New York ("CNY")
We operate 12 branches in our CNY market, with the largest market area being Tompkins County, which has a population of approximately 104,000. Education plays a significant role in the Tompkins County economy with Cornell University and Ithaca College being two of the county’s major employers. Tompkins Community Bank has a full-service office in Cortland, New York and a full-service office in Auburn, New York. Both of these offices are located in counties contiguous to Tompkins County. Tompkins Community Bank also has two full-service branches in Fayetteville and Syracuse, New York, which are located in Onondaga County.
Tompkins Western New York ("WNY")
We operate 14 banking offices in our WNY market, in towns situated in and around the areas commonly known as the Genesee Valley region of New York State. The main business office for WNY is located in Batavia. Our WNY market is a six-county market, much of which is rural in nature, but which also includes Monroe County (population approximately 754,000), where the city of Rochester is located, and Erie County (population approximately 953,000), which includes the city of Buffalo. The population of the counties in our WNY market, excluding Monroe and Erie, is approximately 199,000.
Tompkins Hudson Valley New York ("HV")
We operate 12 banking offices in our HV market. The 12 banking offices include 4 full-service offices in Putnam County, 3 full-service offices in Dutchess County, and 5 full-service offices in Westchester County. Putnam County has a population of approximately 98,000 and is about 60 miles north of Manhattan. Dutchess County has a population of approximately 302,000, and Westchester County has a population of approximately 1.0 million.

Tompkins Pennsylvania ("PA")
We operate 16 banking offices in Pennsylvania, including one limited-service office. The 16 banking offices include 10 offices in Berks County, 3 offices in Montgomery County, 1 office in Philadelphia County, 1 office in Delaware County and 1 office in Schuylkill County. The population of the counties served by PA is Philadelphia: 1.6 million, Montgomery: 879,000, Delaware: 589,000, Berks: 443,000 and Schuylkill: 144,000. The main office is located in Wyomissing, Pennsylvania.
Competition
Competition for commercial banking and other financial services is strong in the Company’s market areas. In one or more aspects of its business, Tompkins Community Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, internet-based financial services companies, mutual funds, brokerage and investment banking companies, and other financial intermediaries. Some of these competitors have substantially greater resources and lending capabilities and may offer services that the Company does not currently provide. The financial services industry continues to undergo rapid technological change with introductions of new technologies and services, including new ways that customers can make payments or manage their accounts, including through use of stablecoins and other forms of cryptocurrency, tokens, and other digital assets or alternative payment systems. The Company faces increasing competition from institutions not subject to the same the same extensive State and Federal regulations that govern financial holding companies and Federally-insured banks, including by financial technology companies, or ‘fintechs,’ which may offer bank-like products or services that compete directly with the Company’s products and services.
Competition among financial institutions is primarily based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of facilities and services, and, in the case of loans to commercial borrowers, relative lending limits. Management believes that a community-based financial organization is better positioned to establish personalized financial relationships with both commercial customers and individual households. The Company’s community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized financial services, are factors that contribute to the Company’s competitiveness. Management believes that Tompkins Community Bank can compete successfully in its primary market areas by making prudent lending decisions quickly and more efficiently than its competitors, without compromising asset quality or profitability. In addition, the Company focuses on providing unparalleled customer service, which includes offering a strong suite of products and services, including products that are accessible to our customers through digital channels.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") by way of example, contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. Although some provisions were modified by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018, the Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies.
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
Volcker Rule
The Dodd-Frank Act required the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in certain covered funds. The statutory provision is commonly called the "Volcker Rule," and is not applicable to depository institutions and their holding companies whose total assets do not exceed $10 billion. As of December 31, 2025, the Company's total assets on a consolidated basis were $8.7 billion.
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
For further information concerning the regulatory capital requirements, actual capital amounts and the ratios of Tompkins and Tompkins Community Bank, see the discussion in "Note 20 - Regulations and Supervision" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.
Deposit Insurance
Substantially all of Tompkins Community Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The maximum amount of deposit insurance is $250,000 per deposit category, per depositor, per institution.
The FDIA requires the FDIC's board of directors to manage the DIF and to designate a reserve ratio for the DIF. The Dodd-Frank Act established a minimum DIF reserve ratio of 1.35%. If the reserve ratio falls below 1.35% or is expected to within 6 months, the FDIC generally must adopt a restoration plan to restore the DIF reserve ratio to at least 1.35% within 8 years. Because the reserve ratio fell below 1.35% in 2020, the FDIC established a restoration plan to restore the reserve ratio to 1.35% by September 30, 2028. In October 2023, the FDIC amended the restoration plan to increase the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, effective in the first quarterly assessment period of 2023, in order to increase the likelihood of meeting the statutory reserve ratio by the statutory deadline.
Tompkins Community Bank pays deposit insurance premiums to the FDIC based on risk-based assessment rates established by the FDIC. Deposit insurance premiums are based on assets. The FDIC calculates deposit insurance assessment rates for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years, using the CAMELS rating system and other factors. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk. To determine a bank’s assessment rate, each of seven financial ratios and a weighted average of CAMELS component ratings are multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets, and considerations related to asset quality.
FDIC insurance expense totaled $5.8 million, $5.7 million, and $4.3 million in 2025, 2024 and 2023, respectively.
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
Community Reinvestment Act ("CRA")
The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire service area, including low- and moderate-income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. As of December 31, 2025, the Company’s subsidiary bank had a CRA rating of satisfactory.
In 2023, the FRB, FDIC, and OCC jointly issued final rules revising their regulations implementing the CRA, but that final rule never took effect due to a preliminary injunction staying its implementation. In 2025, those agencies jointly issued a proposal to rescind the 2023 final rule and reinstate the prior CRA regulations that were originally adopted by the agencies in 1995, with certain technical amendments.
Federal Securities Laws
The common stock of the Company is registered with the SEC under the Exchange Act. Therefore, the Company is subject to the reporting, information disclosure, proxy solicitation and other requirements imposed on public companies by the SEC under the Exchange Act. Additionally, Company insiders are subject to securities trading limitations and are required to file insider ownership reports with the SEC. The SEC and NYSE American have adopted regulations under the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and the Dodd-Frank Act that apply to the Company as an exchange-traded public company, which seek to improve corporate governance, accounting, and reporting requirements, provide enhanced penalties for financial reporting improprieties and improve the reliability of disclosures in SEC filings. For example, the Sarbanes-Oxley requirements include: (1) requirements for audit committees, including independence and financial expertise; (2) certification of financial statements by the chief executive officer and chief financial officer of reporting companies; (3) standards for auditors and regulation of audits; (4) disclosure and reporting requirements for reporting companies and their directors and executive officers; and (5) a range of civil and criminal penalties for fraud and other violations of securities laws.
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

Consumer Protection Laws
In connection with its lending and leasing activities, Tompkins Community Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending. These consumer financial laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transaction Act, Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and similar laws at the state level. Tompkins Community Bank's failure to comply with any of the consumer protection laws could result in civil actions, regulatory enforcement action by the federal banking agencies and the U.S. Department of Justice.
The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") to supervise and enforce consumer protection laws. The CFPB has rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Tompkins Community Bank is required to comply with the rules of the CFPB; however, these rules are generally enforced by our primary regulator, the FDIC.
Cybersecurity
The Company is subject to data security standards and privacy and data breach notice requirements as established by federal and state regulators. See Item 1C. Cybersecurity for a discussion of the Company's cybersecurity risk assessment and management processes and strategies and related governance matters, and Item 1A. Risk Factors for a discussion of risks faced by the Company related to cybersecurity.
Incentive Compensation
The Dodd-Frank Act required the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Company, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in 2016, and in May 2024 reproposed the text of the 2016 proposed regulations. If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives. Given the uncertainty at this time whether or when a final rule will be adopted, management cannot determine the potential impact on the Company.
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
The FRB reviews, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." The findings of the supervisory initiatives are included in reports of examination and deficiencies can lead to limitations on the Company’s abilities and even enforcement actions.
The Company is also subject to the NYSDFS' "Guidance on Incentive Compensation Arrangements," applicable to all New York state regulated banks (including Tompkins Community Bank), which provides that incentive compensation may not be tied to employee performance indicators unless the bank has effective risk management, oversight and control systems in place.
In October 2023, the NYSE American LLC implemented listing standards consistent with a final rule of the SEC implementing the Dodd-Frank Act that require listed companies to adopt policies mandating the recovery or “clawback” of incentive-based executive compensation in connection with accounting restatements due to material noncompliance with federal securities laws. The Company has adopted a clawback policy that is intended to comply with the NYSE American listing standards. The Company's rights under this policy to recover excess incentive compensation are in addition to any other remedies available to the Company under applicable law, policy or agreement, including without limitation the rights described under Section 304 of Sarbanes-Oxley.

We believe the Company is compliant with all applicable state and federal regulations regarding incentive compensation.

Other Governmental Initiatives
From time to time, legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory authorities. These initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions, proposals to change the financial institution regulatory environment, or proposals that affect public companies generally. Such legislation could change banking laws and the operating environment of Tompkins in substantial, but unpredictable, ways. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.
Employees and Human Capital
Tompkins' culture is underpinned by its core values, including a commitment to our employees. As of December 31, 2025, the Company had 870 employees, which included 813 full-time employees and 57 part-time and temporary employees. No employees are covered by a collective bargaining agreement, and the Company believes its employee relations are excellent.
The Company’s demand for qualified candidates at all levels of its organization grows as the Company’s business grows. In 2025, the Company's centralized talent acquisition team reported challenges in recruiting qualified talent in our commercial and wealth management sales positions due to competition for a limited number of experienced individuals. The Company is also mindful of macroeconomic factors impacting the financial services industry, such as inflation and continued low unemployment in all four of its market areas, and it routinely undertakes a salary and benefit review to confirm that its total compensation is aligned with the market.
A key component of the Company's recruitment and retention strategy is to offer employees at all levels the opportunity to participate in the Company’s success. The Company maintains a robust profit-sharing plan for all employees who meet minimum service requirements. As of December 31, 2025, 82% of all eligible employees received a profit-sharing contribution during 2025. The Company also offers incentive and/or equity compensation plans or programs to employees at many levels of the Company and, as of December 31, 2025, 52% of all eligible employees had an opportunity to earn supplemental compensation reflective of their position and overall contributions towards the Company’s strategic objectives. Another important tool in the Company's recruiting and retention strategy is the availability of a remote or hybrid scheduling option for the majority of team members. As of the date of this report, just under half (46%) of the Company's employees have taken advantage of this opportunity.
The Company continues to broaden the scope of its talent development initiatives across its geographically diverse footprint in order to sustain a value-driven and growth-oriented environment where employees can perform at their peak and the next generation of leaders are prepared to lead. The Company offers an array of programs including continuing education dedicated to strengthening employee engagement, personal accountability, productivity, and emotional well-being, including customized programs, growth-focused coaching sessions, career-path roadmaps, curated learning resources and tuition assistance. The Company provides a blend of in-person and virtual learning environments to ensure opportunities are available to all team members across its footprint. The Company also has a robust talent review and succession process. Significant time is spent at the Senior Leadership and Management level identifying and providing development for potential successors.
The Company strives to promote a culture where all people feel welcome to be our customers, employees, directors, and shareholders. The Company supports initiatives and events that recognize and engage our employees, and strengthen our employees’ sense of belonging within our organization. These initiatives include educational opportunities, participation in community and cultural events, and sponsorship of local community alliance teams of employees in each of the Company's markets. These local community alliance teams support our external service efforts through their focus on providing education and volunteering opportunities that meet the needs of their communities.
Available Information
The Company maintains a website at www.tompkinsfinancial.com. The Company makes available free of charge through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, its proxy statements related to its shareholders’ meetings, and amendments to these reports or statements, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC. Copies of these reports are also available at no charge to any person who requests them, with such requests directed to Tompkins Financial Corporation, Investor Relations Department, P.O. Box 460, Ithaca, New York 14851, telephone no. (888) 503-5753. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including material filed by the Company, at www.sec.gov. The information contained on the Company's website is provided for the information of the reader and the website address noted above is not intended to be an active link. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K, or into any other report filed with or furnished to the SEC by the Company.
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
The Company offers different types of commercial loans to a variety of businesses, and we believe commercial loans will continue to comprise a significant concentration of our loan portfolio in 2026 and beyond. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan-to-collateral values. As such, declines in real estate valuations in the Company’s market area would lower the value of the collateral securing these loans. Additionally, the Company has experienced, and expects to continue experiencing, increased competition in commercial real estate lending. This increased competition may inhibit the Company's ability to generate additional commercial real estate loans or maintain its current inventory of commercial real estate loans. The Company’s commercial business loans are made based primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. The borrowers’ cash flow may be difficult to predict, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. As of December 31, 2025, commercial and commercial real estate loans totaled $4.8 billion or 73.9% of the Company's total loans.
The Company’s agricultural loans are often dependent upon the health of the agricultural industry in the location of the borrower, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.
As part of the Company’s commercial business lending activities, the Company originates agricultural loans, consisting of agricultural real estate loans and agricultural operating loans. As of December 31, 2025, $348.8 million or 5.4% of the Company’s total loan portfolio consisted of agriculturally-related loans, including $234.3 million in agricultural real estate loans and $114.5 million in agricultural operating loans. Payments on agricultural loans are dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as wind, hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of governmental regulations and subsidies (including changes in price supports and environmental regulations). Many farms are dependent upon a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. While agricultural operating loans are generally secured by a blanket lien on the farm’s operating assets, any repossessed collateral in respect of a defaulted loan may not provide an adequate source of repayment of the outstanding balance.
Additionally, the profitable operation or management of the related farm properties, and the value thereof, is impacted by changes in U.S. government trade policies. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that farm properties related to our agriculturally-related loans import or export could cause the costs of such farm operations and management to increase, the price of products from such farm operations to increase, demand for such products to decrease and the margins on such products to decrease. Such potential adverse effects on farm property operations and management could reduce the related farm properties’ revenues, financial results and ability to service debt, which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment related to the agriculture industry have a negative impact on our customers or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future.

The Company could be subject to environmental risks and associated costs on real estate properties that are owned by the Company, collateralize the Company’s loans or to which the Company obtains title.
The Company owns various properties used in the operation of its business. In addition, from time to time, the Company forecloses on properties and either becomes involved in, or may be deemed to be participating in, the management of its borrowers’ properties. The Company could be subject to environmental liabilities imposed by applicable federal and state laws with respect to any of these properties. For example, we may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases, at a property, or may be subject to common law claims by third parties for damages and costs resulting from environmental contamination emanating from the property. Additionally, a significant portion of our loan portfolio at December 31, 2025 was secured by real estate and, if the real estate securing our assets is subject to environmental liability, our collateral position may be substantially weakened. Any such environmental liabilities imposed on the Company could have a material adverse impact on the Company's financial condition or results of operations.
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
As a result of the high percentage of the Company’s assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates, in the shape of the yield curve or in spreads between different market interest rates, can have a material effect on the Company’s business and profitability and the value of the Company’s assets and liabilities. For example, changes in interest rates or interest rate spreads have in the past and may in the future:
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
Adverse developments affecting the banking industry have in the past negatively impacted, and may in the future negatively impact, the Company's results of operations and/or stock price.
The bank failures that occurred in 2023 caused decreased confidence in the banking system and led to market price volatility throughout the financial services industry. Future adverse events affecting the financial services industry could again generate market volatility among publicly traded bank holding companies. Uncertainty and concern regarding soundness or creditworthiness of other financial institutions may be compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns and market disruption within the financial services industry. Such events have, and could again in the future, adversely impact the market price and volatility of the Company's common stock.
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
A majority of the Company’s investment portfolio is comprised of securities which are collateralized by residential mortgages. These residential mortgage-backed securities include securities of U.S. government agencies, U.S. government-sponsored entities, and private-label collateralized mortgage obligations. The Company’s securities portfolio also includes obligations of U.S. government-sponsored entities, obligations of states and political subdivisions thereof, U.S. corporate debt securities and equity securities. A more detailed discussion of the investment portfolio, including types of securities held, the carrying and fair values, and contractual maturities, is provided in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. Gains or losses on these instruments may have a direct impact on our results of operations, including higher or lower income and earnings, unless we adequately hedge our positions. The fair value of investments may be affected by factors other than the underlying performance of the issuer or composition of the obligations themselves, such as rating downgrades, adverse changes in the business climate, a lack of liquidity for resale of certain investment securities and changes in interest rates. For example, decreases in interest rates and increases in mortgage prepayment speeds, which are influenced by interest rates and other factors, could adversely impact the value of our securities collateralized by residential mortgages, causing a significant acceleration of purchase premium amortization on our mortgage portfolio because a decline in long-term interest rates shortens the expected lives of the securities. Conversely, increases in interest rates may result in a decrease in residential mortgage loan originations and mortgage prepayment speeds, directly impacting the value of these securities collateralized by residential mortgages. Management evaluates investment securities for expected credit-related impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Any impairment that is not credit related is recognized in other comprehensive income (loss), net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the Company's Consolidated Statements of Condition, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. The Company's financial condition, results of operations, and cash flows could be materially adversely affected by any impairment charges the Company is required to record to reflect a decline in the fair value of securities in its portfolio.
The Company’s business may be adversely affected by general economic conditions in local and national markets, the possibility of the economy’s return to recessionary conditions, and the possibility of further turmoil or volatility in the financial markets.
General economic conditions impact the banking and financial services industry. The U.S. and global economies have experienced volatility in recent years and may continue to do so for the foreseeable future. There can be no assurance that economic conditions will not deteriorate. Unfavorable or uncertain economic conditions can be caused by many macro and micro factors, including declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, the timing and impact of changing governmental policies, including changes in trade policies and tariffs and the impact of widespread protests, civil unrest, wars, pandemics and other public health crises. The Company is particularly affected by U.S. domestic economic conditions, including U.S. interest rates, the unemployment rate, housing prices, the level of consumer confidence, changes in consumer spending, the number of personal bankruptcies and other factors. A decline in U.S. domestic business and economic conditions, without rapid recovery, could have adverse effects on our business, including the following:
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
•demand for and income received from the Company's fee-based services, including investment and card services, could decline, the cost to the Company to provide any or all products and services could increase, and the levels of assets under management could materially impact revenues from our trust and wealth management businesses; and

•the credit quality or value of loans and other assets or collateral securing loans may decrease.
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
The Company must maintain sufficient cash flow and liquid assets to satisfy current and future financial obligations, including demand for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which may include various short-term and long-term wholesale borrowings, including Federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, proceeds from the sale of loans, and borrowings from the FHLBNY and others. We also maintain available lines of credit with the FHLBNY that are secured by loans. Adverse operating results or changes in industry conditions could make it difficult or impossible for us to access these additional funding sources and could make our existing sources of funds more volatile. Our financial flexibility could be materially constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In that case, our operating margins and profitability would be adversely affected. Further, the volatility inherent in some of these funding sources, particularly brokered deposits, may increase our exposure to liquidity risk. Any interruption in these sources of liquidity when needed could adversely affect our results of operations, financial condition, cash flow or regulatory capital levels. In addition, reduced liquidity could result from circumstances beyond our control, such as general market disruptions or operational problems that affect us or third parties. Management’s efforts to closely monitor our liquidity position for compliance with internal policies may not be successful or sufficient to deal with dramatic or unanticipated reductions in liquidity.
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
There are 11 branches of the FHLB, including New York. The FHLBNY is jointly and severally liable along with the other FHLBs for the consolidated obligations issued on behalf of the FHLBs through the Office of Finance. Dividends on, redemption of, or repurchase of shares of the FHLBNY’s capital stock cannot occur unless the principal and interest due on all consolidated obligations have been paid in full. If another FHLB were to default on its obligation to pay principal or interest on any consolidated obligations, the Federal Housing Finance Agency (the "Finance Agency") may allocate the outstanding liability among one or more of the remaining Federal Home Loan Banks on a pro rata basis or on any other basis the Finance Agency may determine. As a result, the FHLBNY’s ability to pay dividends on, to redeem, or to repurchase shares of capital stock could be affected by the financial condition of one or more of the other Federal Home Loan Banks. Any such adverse effects on the FHLBNY could adversely affect our liquidity and the value of our investment in FHLBNY common stock, and could negatively impact our results of operations.
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
An impairment to our goodwill and other intangible assets could adversely affect our financial condition and results of operations.
As of December 31, 2025, the Company had $74.4 million of goodwill and other intangible assets. The Company is required to test its goodwill and intangible assets for impairment on a periodic basis. A significant decline in the Company’s expected future cash flows, a significant adverse change in business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock, may necessitate our taking charges in the future related to the impairment of the Company’s goodwill and intangible assets. If we make an impairment determination in a future reporting period, the Company’s earnings and the book value of these intangible assets would be reduced by the amount of the impairment. Further, a goodwill impairment charge could significantly restrict the ability of our banking subsidiary to make dividend payments to us without prior regulatory approval, which could have a material adverse effect on our financial condition and results of operations.
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
As a financial institution, the Company is inherently exposed to operational risk in the form of theft and other fraudulent activity by employees, customers and other third parties targeting the Company and/or the Company’s customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Although the Company devotes substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, the Company may experience financial losses and reputational harm as a result of fraud. Fraudulent activity could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
The Company, in its ordinary course of business, collects and retains large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. The Company also maintains important internal Company data such as personally identifiable information about its employees and information relating to operations. Customers and employees have been, and will continue to be, targeted by cybersecurity threats attempting to misappropriate confidential information such as passwords, bank account information or other personal or business information. Cybercrimes are complex and continue to evolve and the Company's attempts to mitigate these threats may not be successful.
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
Climate change could have a material negative impact on the Company and its clients.
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
To varying degrees, federal and state banking regulators and supervisory authorities, investors, and other stakeholders have expressed the view that financial institutions are important in helping to address the risks related to climate change, both directly and with respect to their clients, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices have resulted and may continue to result in higher regulatory, compliance, credit, and reputational risks and costs.
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
Legal, Compliance and Regulatory Risks
The Company operates in a highly regulated environment and may be adversely impacted by current or future laws and regulations due to increased compliance costs, potential fines for noncompliance, and restrictions on our ability to offer products or services or buy or sell businesses.
The Company is subject to extensive state and federal laws and regulations, supervision and legislation that affect how it conducts its business. The majority of these laws and regulations are for the protection of consumers, depositors and the deposit insurance fund. The regulations influence such things as the Company’s lending practices, capital structure, investment practices, and dividend policy. The Dodd-Frank Act, which established the CFPB and enacted other reforms, has had, and may continue to have, a significant effect on the entire financial services industry. Compliance with these regulations and other initiatives negatively impacts revenue and increases our cost of doing business on an ongoing basis. Any new regulatory agenda could bring new or changed regulatory requirements and enforcement priorities, which could necessitate changes to the Company’s businesses, result in increased compliance costs and affect the profitability of our businesses. Refer to "Supervision and Regulation" in Part I, Item 1 - "Business" of this Report on Form 10‑K for additional information on material laws and regulations impacting the Company’s business.
Financial institutions are subject to a high level of scrutiny, intense supervision and regulation, and supervisory findings and actions. Banking regulators are authorized to take supervisory actions that may restrict or limit a financial institution's activities. Regulatory restrictions on our activities could adversely affect our costs and revenues, and may impair our ability to execute our strategic plans. In addition, if our regulators identify a compliance failure, we may be assessed a fine, prohibited from completing a strategic acquisition or divestiture, or subject to other actions imposed by the regulatory authorities. The recent regulatory activity and increased scrutiny have resulted, and may continue to result, in increases in our costs of doing business, and could result in decreased revenues and net income, reduce our ability to effectively compete to attract and retain customers, or make it less attractive for us to continue providing certain products and services. Any future changes in federal or state law and regulations, as well as the interpretations and implementations, or modifications or repeals, of such laws and regulations, could have a material adverse effect on our business, financial condition or results of operations.
The Company may be exposed to regulatory sanctions or liability if we do not timely detect and report money laundering or other illegal activities.
We are required to comply with anti-money laundering and anti-terrorism laws applicable to financial institutions. These laws and regulations require us, among other things, to enact policies and procedures to verify the identity of our customers, and to report suspicious transactions to regulatory agencies. These laws and regulations are complex and compliance with them requires costly, sophisticated monitoring systems and qualified personnel. The bank regulatory agencies have increased their regulatory scrutiny of the anti-money laundering programs maintained by financial institutions. The policies and procedures that we have adopted in order to detect and prevent such illegal transactions may not be successful in eliminating all instances of such transactions. To the extent we fail to fully comply with applicable laws and regulations, we face the possibility of fines or other penalties, such as restrictions on our business activities, and we may also suffer reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition. Refer to "Supervision and Regulation" in Part I, Item 1 - "Business" of this Report on Form 10‑K for additional information on anti-money laundering and anti-terrorism laws impacting the Company’s business.
We will be subject to heightened regulatory requirements and compliance costs as we approach $10 billion in total consolidated assets.
The Dodd-Frank Act and its implementing regulations impose enhanced supervisory requirements on bank holding companies with more than $10 billion in total consolidated assets. Based on our historical growth rates and current size, it is possible that our total assets will exceed $10 billion in the near future. Our total consolidated assets as of December 31, 2025 were $8.7 billion.
The Company has taken, and may continue to take, actions to prepare for compliance with the additional regulatory requirements that will apply if we cross this asset threshold. We have begun to incur additional costs, including investments in new technology and the hiring of qualified personnel, to prepare for such compliance. These additional compliance costs may continue to increase and may have a material adverse effect on our results of operations and financial condition.
The Company is or may become involved in lawsuits, legal proceedings, information-gathering requests, and investigations by governmental agencies or other parties that may lead to adverse consequences.
The Company’s primary business of financial services involves substantial risk of legal liability. The Company and its subsidiaries are, from time to time, named or threatened to be named as defendants in various lawsuits arising from their respective business activities, including activities of companies they have acquired. In addition, from time to time, the Company is, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings and other forms of regulatory inquiry, including by bank regulatory agencies, the SEC and law enforcement authorities. The results of such proceedings could lead to delays in or prohibitions on acquiring other companies, significant penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which the Company conducts its business, or reputational harm.
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
We continually monitor our suite of products and services, and prioritize new offerings based on our determination of customer demand, within regulatory parameters for financial products. We increasingly face competition from other banks and financial services companies that offer emerging financial technologies, including digital wallets, cryptocurrency and other digital currencies and digital financial transactions. We may invest significant time and resources in new products which become obsolete, or do not generate the revenues we had anticipated, or which are ultimately deemed unacceptable by regulatory authorities. As we expand the range and complexity of our products and services, we are exposed to increasingly complex risks, including compliance risks and potential fraud, and our employees and risk management systems may not be adequate to mitigate such risks effectively. Our failure to effectively identify and manage these risks and uncertainties could have a material adverse effect on our business, results of operations and financial condition.
The implementation and use of new and evolving Artificial Intelligence ("AI") technologies present uncertainties and challenges.
The financial services industry is subject to rapid technological developments and innovations, including the use of AI technologies. The development and implementation of AI technologies is complex, and there are technical challenges associated with achieving the optimal level of accuracy, efficiency and reliability. The algorithms and models used in AI systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios. The use of AI technologies by financial institutions and their customers, and the regulatory framework and expectations surrounding the use of AI technologies, are in their early stages. Flaws in the technology, questions regarding intellectual property rights and ownership of data, ethical issues associated with the use of AI, new or increased regulation concerning the use of AI by financial institutions, and other challenges related to the use of AI may limit its usefulness and expose us to competitive harm, potential legal liability, and brand or reputational harm. The Company's evaluation, implementation and oversight of AI technologies requires the time and attention of employees including management, which may detract from other business objectives. Furthermore, there is a risk of system failures, disruptions, or vulnerabilities that could compromise the integrity, security or privacy of generated content. If we are unable to successfully use and manage AI technologies, such limitations or failures could result in reputational damage, inefficiencies, increased costs, and competitive harm, any of which could have a material adverse effect on our financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk management and strategy
The Company takes very seriously the responsibility to protect sensitive customer and business information, technology resources, and shareholder value from the risk of cyber threats and incidents.
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
To manage the risks identified, the Company implements controls and tests those controls for effectiveness. The Company uses the Secure Control Framework (SCF), the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF), the NYSDFS cybersecurity requirements and the Center for Internet Security (CIS) Critical Controls to help inform the Company of best practices for control implementation and potential risk mitigation opportunities that align with defined risk scenarios, and generally as a baseline for best practice control implementation.
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
The Company is not aware of any cybersecurity incidents that have materially affected the Company, including its business strategy, results of operations or financial condition. For a discussion of cybersecurity threats that could materially affect the Company’s business strategy, results of operations or financial condition, please see Item 1A. Risk Factors of this Report on Form 10-K.
Governance
The Program is governed by the Board of Directors and specifically, the Directors Risk Committee, as well as two management committees: the Enterprise Risk Management Committee (“ERMC”) and the Technology and Information Security Committee (“TISC”).
Annually, the Directors Risk Committee reviews and recommends for approval to the Board the Company's Information Security Policy, which outlines the roles, responsibilities, and objectives for the Program. On a quarterly basis, the Company’s Chief Information Security Officer ("CISO") presents the Company’s cybersecurity report and related material for review by the Directors Risk Committee and then by the Board. This report includes emerging risks, overall program effectiveness/status, cybersecurity incidents, staffing, risk exceptions, and recommended enhancements to the program, as applicable. Annually, the CISO provides security related education to the Board and to the Directors Risk Committee.
The TISC oversees the governance of the Company’s enterprise technology and information security programs, including strategy, management principles, risk and compliance. The TISC reviews the policies, strategy, emerging topics, risks and general compliance of the programs to ensure they are adequate and sufficient to govern and manage the associated risk of the Company. The TISC coordinates and communicates with the Directors Risk Committee on risk-related items through the Company’s Enterprise Risk Management Committee. The TISC provides a forum for advising and sharing information among members of the Company’s senior leadership team and is comprised of Company risk owners with expertise across a wide range of financial, technical, operational, strategic, and cybersecurity skill sets. The TISC is co-chaired by the Chief Technology Officer, who is responsible for the enterprise-wide information technology program and the CISO, who is responsible for the enterprise-wide information security program. The CISO is a Certified Information Systems Security

Professional (CISSP), with over 20 years of experience in a combination of information technology and information security roles. The CISO has over ten years of direct leadership experience in the field of information security, and holds a Bachelor’s degree in Information Technology, with an Associate’s degree in Computer Network Management.
The Program includes a Security Response Team (“SRT”) assigned the responsibility to ensure the Company responds to, communicates and effectively remediates, isolates and restores business operations during any security incident. The SRT procedures are derived from the National Institute of Standards and Technology (NIST) Incident Response Framework.
The ERMC is responsible for overall risk governance and management across Tompkins. As such, the ERMC reviews cyber risk exceptions, emerging risks, minutes from the TISC meetings, and reports on the health and risk associated with the Program. The ERMC is comprised of senior leadership team members as well as critical subject matter experts with risk management experience. The ERMC reports information about risk to the Directors Risk Committee on a quarterly basis. The ERMC is chaired by the Director of Enterprise Risk Management and the Chief Risk Officer, who oversees the governance of enterprise-wide Risk Management program(s).
Item 2. Properties
The Company’s executive offices are located at 118 East Seneca Street in Ithaca, New York. Tompkins Community Bank has 54 branch offices, of which 25 are owned and 29 are leased at market rents. Management believes the current facilities are suitable for their present and intended purposes. For additional information about the Company’s facilities, including rental expenses, see "Note 7 - Premises and Equipment" in Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.
Item 3. Legal Proceedings
The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of December 31, 2025, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries would be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.
Item 4. Mine Safety Disclosures
Not applicable.
Information About Our Executive Officers
The information concerning the Company’s executive officers is provided below as of February 26, 2026.

Name	Age	Title	Year Joined Company
Stephen S. Romaine	61	President and CEO	January 2000
Matthew D. Tomazin	41	Executive Vice President, CFO and Treasurer	April 2019
David M. DeMilia	50	Executive Vice President	April 2008
Alyssa H. Fontaine	45	Executive Vice President, General Counsel, and CRO	January 2016
Charles J. Guarino	50	Senior Vice President and Chief Banking Operations Officer	March 2019
Ginger G. Kunkel	55	Executive Vice President	December 2021
Stacie M. Mastin	47	Senior Vice President, Director of Human Resources	January 2008
John M. McKenna	59	Executive Vice President	April 2009
Eric W. Taylor	44	Executive Vice President	July 2024
Diane D. Torcello	63	Executive Vice President	May 2005
Business Experience of the Executive Officers:
Stephen S. Romaine has served as President and Chief Executive Officer of the Company since January 2007. From 2003 through 2006, he served as President and Chief Executive Officer of Mahopac Bank. Mr. Romaine currently serves as Vice

Chair on the board of the Federal Home Loan Bank of New York and serves on the board of the New York Bankers Association.
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
Charles J. Guarino joined the Company in March 2019 as Senior Vice President, Manager of Retail & Small Business Lending, overseeing Tompkins Community Bank’s consumer, residential, small business and specialty lending areas. In October 2023, he was promoted to Senior Vice President and Chief Banking Operations Officer. Prior to joining the Company, Mr. Guarino spent 24 years with Financial Institutions, Inc., a registered financial holding company with its principal headquarters located in Warsaw, New York. There, Mr. Guarino oversaw areas such as marketing, retail banking, retail lending, wealth management and indirect auto lending, most recently serving as Senior Vice President, Chief Retail Lending Executive from June 2016 to March 2019. Mr. Guarino currently serves on the marketing and fundraising committee of Hub585, Inc., a nonprofit organization focused on youth and families.
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
The Company’s common stock is traded under the symbol "TMP" on the NYSE American. As of February 20, 2026, there were approximately 2,445 holders of shares of our common stock.
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
Issuer Purchases of Equity Securities
The following table reflects all Company repurchases, including those made pursuant to publicly announced plans or programs, during the quarter ended December 31, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
October 1, 2025 through
October 31, 2025	2,683	$65.52	0	$400,000
November 1, 2025 through
November 30, 2025	14,080	$66.69	0	$400,000
December 1, 2025 through
December 31, 2025	22,339	$73.86	22,339	$377,661
Total	39,102	$70.71	22,339	$377,661
Included above are 2,683 shares purchased in October 2025, at an average cost of $65.52, and 724 shares purchased in November 2025, at an average cost of $66.82, by the trustee of the rabbi trust established by the Company under the Company’s Second Amended and Restated Retainer Plan for Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries (the "Director Retainer Plan"), which were part of the director deferred compensation under that plan. In addition, the table includes 13,356 shares delivered to the Company in November 2025 at an average price of $66.68 to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the Company's 2019 Equity Plan.
On July 24, 2025, the Company’s Board of Directors authorized a share repurchase plan (the “2025 Repurchase Plan”) under which the Company may repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2025 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The Company has no obligation to repurchase any shares and may discontinue repurchases at any time. As of December 31, 2025, 22,339 shares had been repurchased under the 2025 Repurchase Plan at an average price of $73.86.
Recent Sales of Unregistered Securities
On October 3, 2025, we issued an aggregate of 580 shares of our common stock to non-employee members of our Board of Directors who elected to receive all or a portion of their quarterly director retainer fees in Company stock pursuant to the Director Retainer Plan. These shares were valued based on the closing market price per share of our common stock of $65.53 on October 3, 2025, for an aggregate value of $38,007.40. The shares were issued to our non-employee directors in private transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Performance Graph
The following graph compares the Company’s cumulative total stockholder return over the five-year period from December 31, 2020 through December 31, 2025, with (1) the total return for the NASDAQ Composite and (2) the total return for S&P U.S. BMI Banks index. The graph assumes $100.00 was invested on December 31, 2020, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.
In accordance with and to the extent permitted by applicable law or regulation, the information set forth under the heading "Performance Graph" shall not be incorporated by reference into any filing under the Securities Act or Exchange Act and shall not be deemed to be "soliciting material" or to be "filed" with the SEC under the Securities Act or the Exchange Act, except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into such filings. The performance graph represents past performance and should not be considered an indication of future performance.

Tompkins Financial Corporation

Total Return Performance
Index Value
250
200
150
100
50
Tompkins Financial Corporation
NASDAQ Composite Index
S&P U.S. BMI Banks Index
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Tompkins Financial Corporation	100.00	121.77	116.41	94.03	110.74	123.05
NASDAQ Composite	100.00	122.18	82.43	119.22	154.48	187.14
S&P U.S. BMI Banks Index	100.00	135.97	112.77	123.02	164.70	211.47
Item 6. [Reserved.]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the periods shown. This Management’s Discussion and Analysis of

Financial Condition and Results of Operations should be read in conjunction with other sections of this Report on Form 10-K, including Part I, "Item 1. Business," and Part II, "Item 8. Financial Statements and Supplementary Data." For a comparison of our financial condition and results of operations for the year ended December 31, 2024 to the year ended December 31, 2023, please refer to Part II, Item 7 of the Company's 2024 Annual Report on Form 10-K filed on February 28, 2025.
Overview
The Company is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, and financial planning and wealth management. At December 31, 2025, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Tompkins Financial Advisors, a division of Tompkins Community Bank, provides a full array of investment services, including investment management, trust and estate, financial and tax planning services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, NY, 14850, and its telephone number is: (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol "TMP."
Forward-Looking Statements
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "could", "should", "will", "would", "estimate", "intend", "continue", "believe", "expect", "plan", "commit", or "anticipate", as well as the negative and other variations of these terms, and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for credit losses; the sufficiency of collateral to cover exposure related to special mention and substandard loans; the sufficiency of liquidity sources; expectations regarding securities revenue in future periods; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the need to sell securities before recovery of amortized cost; the impact of changes in accounting standards; trends, plans, prospects, growth and strategies; projections of future financial condition, operating results, income, capital expenditures, costs or other financial items; anticipated regulatory and legislative changes; and other characterizations of future events or circumstances as well as other statements that are not statements of historical fact. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements and historical performance. The following factors, in addition to those listed as Risk Factors in Item 1A of this Report on Form 10-K, are among those that could cause actual results to differ materially from the forward-looking statements and historical performance: changes in general economic, market and regulatory conditions; our ability to attract and retain deposits and other sources of liquidity; gross domestic product growth and inflation trends; the impact of the interest rate and inflationary environment on the Company's business, financial condition and results of operations; other income or cash flow anticipated from the Company's operations, investment and/or lending activities; changes in laws and regulations affecting public companies, banks, bank holding companies and/or financial holding companies, including the Dodd-Frank Act, and other federal, state and local government mandates; the impact of any change in the FDIC insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount; changes in supervisory and regulatory scrutiny of financial institutions; technological developments and changes; cybersecurity incidents and threats; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; the geographic concentration of our business; the ability to access financial resources in the amounts, at the times, and on the terms required to support the Company's future businesses; and the economic impact, including potential market volatility, of national and global events, including the response to bank failures, war and geopolitical matters (including continuing or increasing hostilities in the Middle East and the war in Ukraine), tariffs and trade wars, widespread protests, civil unrest, political uncertainty, and pandemics or other public health crises; and the related financial stress on borrowers and changes to customer behavior and credit risk as a result of any of the foregoing. The Company does not undertake any obligation to update its forward-looking statements.
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
The Company’s methodology for estimating the allowance considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to "Allowance for Credit Losses" below, "Note 5 - Allowance for Credit Losses", and "Note 1 - Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K for additional discussion regarding the allowance.
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
Critical Accounting Estimates
The Company's significant accounting policies conform with GAAP and are described in "Note 1 - Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The most significant area in which management of the Company applies critical assumptions and estimates was the following:
•Accounting for credit losses - The Company accounts for the allowance for credit losses using the current expected credit loss model. Under this model, the allowance for credit losses represents a valuation account that is deducted from the amortized cost basis of certain financial assets, including loans and leases, to present the net amount expected to be collected at the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. For certain loan pools that share similar risk characteristics, the Company utilizes statistically developed models to estimate amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers' abilities to repay obligations. Such models consider historical correlations of credit losses with various macroeconomic assumptions including unemployment and gross domestic product. These forecasts may be adjusted for inherent limitations or biases of the models. Subsequent to the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. Changes in the circumstances considered when determining management's estimates and assumptions could result in changes in those estimates and assumptions, which could result in adjustment of the allowance for credit losses in future periods. A discussion of facts and circumstances considered by management in determining the allowance for credit losses is included herein in "Note 5 - Allowance for Credit Losses" in the Notes to the Unaudited Consolidated Financial Statements included in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.
Results of Operations
General
The Company reported diluted earnings per share of $11.24 in 2025, an increase of 126.2% compared to diluted earnings per share of $4.97 in 2024. Net income for the year ended December 31, 2025, was $161.1 million, an increase of 127.3% compared to $70.9 million in 2024. The increase in both diluted earnings per share and net income included the sale of all of the issued and outstanding shares of capital stock of the Company's wholly owned subsidiary, Tompkins Insurance Agencies, Inc. ("TIA") to Arthur J. Gallagher Risk Management Services, LLC. (“Gallagher”) for approximately $223.0 million in cash, subject to customary purchase price adjustments, during the fourth quarter of 2025. The transaction generated a pre-tax gain of $188.2 million recognized in noninterest income. The Company also incurred $4.3 million of expenses related to the sale of TIA, which are included in noninterest expense. Partially offsetting the gain in 2025 was a sale of $564.2 million of available-for-sale debt securities, also during the fourth quarter of 2025, which resulted in an pre-tax loss on the sale of securities of $78.7 million. Management expects this sale to favorably impact securities revenue in future periods as the securities sold had an average yield of 1.56%, while the proceeds of the sale were largely reinvested into securities with an estimated yield of approximately 4.52%.
Excluding the impact of the sale of TIA and realized losses on sales of investment securities, adjusted net income, a non-GAAP financial measure, was $90.4 million for the year ended December 31, 2025, up $19.6 million, or 27.7%, when compared to the prior year. Earnings per diluted share, adjusted to exclude the impact of the sale of TIA and realized losses on sales of investment securities (“adjusted diluted earnings per share”), also a non-GAAP financial measure, of $6.31 for the year ended December 31, 2025, increased $1.35 or 27.2% compared to the prior year. Reconciliations of these non-GAAP financial measures with the most directly comparable GAAP financial measures are presented in the "Non-GAAP Disclosure" on page 49.
In addition to earnings per share, key performance measurements for the Company include return on average shareholders’ equity (ROE) and return on average assets (ROA). ROE was 20.61% in 2025, compared to 10.33% in 2024, while ROA was 1.96% in 2025 and 0.90% in 2024. Tompkins’ 2025 ROE and ROA compared favorably with a peer ratio of 10.64%, and 1.09%, respectively. The peer group data presented here and elsewhere in this Annual Report on Form 10-K is derived from the FRB's "Bank Holding Company Performance Report", which covers banks and bank holding companies with assets between $3.0 billion and $10.0 billion as of September 30, 2025 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current period numbers. ROE and ROA adjusted to exclude the impact of the sale of TIA and realized losses on sales of investment securities ("adjusted ROE" and "adjusted ROA", which are non-GAAP financial measures), were 11.56% and 1.10% for the year ended December 31, 2025, compared to 10.33% and 0.90% for the year ended December 31, 2024. Reconciliations of these non-GAAP financial measures with the most directly comparable GAAP financial measures are presented in "Non-GAAP Disclosure" on page 49.
Segment Reporting
Prior to October 31, 2025, the Company operated in three business segments: banking, insurance and wealth management. Following the sale of TIA on October 31, 2025, the Company operates in two business segments: banking and wealth management. Insurance was comprised of property and casualty insurance services and employee benefit consulting operated under the Tompkins Insurance subsidiary. Wealth management activities include the results of the Company’s trust, financial planning, and wealth management services provided by Tompkins Financial Advisors, a division of Tompkins Community Bank. All other activities are considered banking. For additional financial information on the Company’s segments, refer to "Note 22 - Segment and Related Information" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K. The Company adopted ASU No. 2023-07, "Segment Reporting: Improvements to Reportable Segment Disclosures", effective for the Company for fiscal years beginning after December 15, 2024.
Banking Segment
As previously mentioned, banking includes all activities of the Company except for insurance (which the Company engaged in through October 31, 2025), and wealth management. In addition to the operations of its banking subsidiary, the main other activity of the Company included in the banking segment is the operations of the parent holding company, Tompkins Financial Corporation, which has historically had minimal impact on the results of operations of the banking segment. As mentioned above, the Company sold TIA on October 31, 2025 and recognized a gain on the sale of $188.2 million, which is included in noninterest income. In addition, the Company recognized $4.3 million of noninterest expenses related to the sale. The net after-tax impact of the sale was approximately $129.0 million. Since the parent holding company was the sole owner of TIA, the transaction was recorded on the parent company's books, and is therefore included in the results of operations of the banking segment.
The banking segment reported net income of $149.5 million for the year ended December 31, 2025, up $90.3 million compared to net income of $59.2 million for 2024. Net income for 2025 included the gain and expenses related to the sale of TIA and pre-tax losses of $78.7 million from the sale of available-for-sale debt securities. Earnings performance in 2025 also benefited from increased net interest income, driven by increased loan volume, increases in average asset yields and lower average funding costs compared to 2024.
The provision for credit loss expense was $11.5 million in 2025, compared to a provision expense of $6.6 million in the prior year. The increase in the provision for credit losses in 2025 over 2024 was mainly driven by an increase in net loan charge-offs, loan growth, and model assumption updates. The ratio of the allowance to total loans at December 31, 2025 was 0.89%, down from 0.94% at December 31, 2024. For additional information, see the section titled "The Allowance for Credit Losses" below.
Noninterest income of $141.2 million in 2025 increased $111.2 million or 370.8% compared to 2024. Noninterest income included $188.2 million related to the sale of TIA, partially offset by pre-tax losses of $78.7 million from repositioning of the securities portfolio. The increase in 2025 compared to 2024 also included a $1.1 million increase in gains on sales of residential loans, which was partially offset by a $550,000 decrease in card services income. For the year ended December 31, 2025, derivative income related to customer swap arrangements decreased by $818,000 or 46.0% mainly due to a decrease in volume in 2025 compared to 2024.
Noninterest expense of $170.2 million for the year ended December 31, 2025, increased by $12.9 million or 8.2% compared to 2024. The increase was mainly attributable to an increase in salaries and wages and other employee benefits, up $10.1 million or 10.7%, and professional fees, up $3.0 million or 49.2%. The increase in salaries and wages and other employee benefits was mainly due to the previously mentioned $4.3 million in expenses related to the sale of TIA and normal merit adjustments.
Insurance Segment
The insurance segment reported net income of $8.1 million for 2025, which was up $247,000 or 3.2% compared to 2024. Noninterest revenue for 2025 decreased by $3.5 million or 8.7%, which was more than offset by a decrease in noninterest expense of $3.7 million or 12.9%. The decreases in both revenue and expense were largely due to the sale of TIA on October 31, 2025, which resulted in ten months of operating results in 2025 compared to 12 months in 2024.
Wealth Management Segment
The wealth management segment reported net income of $3.5 million for the year ended December 31, 2025, a decrease of $310,000 or 8.2% compared to 2024. Revenue of $21.4 million was up $945,000 or 4.6% compared to 2024. The increase reflects a higher non-recurring gain on the sale of certain customer accounts, with $921,000 recognized in 2025 compared to $558,000 in the prior year, as well as growth in advisory fee revenue driven by market appreciation and a more favorable business mix. Noninterest expense of $16.8 million was up by $1.4 million or 8.8% compared to 2024. The increase was mainly driven by salaries and employee benefits, up $809,000 or 8.0%, and intercompany service charges, up $431,000 or 19.8% compared to 2024. The fair value of assets under management or in custody at December 31, 2025 totaled $3.0 billion, representing a decrease of $122.9 million or 4.0% compared to $3.1 billion at year-end 2024. While new business production and market performance was favorable for the year, overall asset values declined due to the non-recurring sale of customer accounts totaling $188.5 million in assets, consisting largely of lower-yielding brokerage relationships sold, and additional low-yielding custody asset outflows.
Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 55.9% of total revenues for the year ended December 31, 2025, and 70.6% of total revenues for the year ended December 31, 2024. The decrease in the ratio of net interest income to total revenue in 2025 was largely driven by the pre-tax gain of $188.2 million related to the sale of TIA, partially offset by the pre-tax loss of $78.7 million on the sale of available-for-sale debt securities in the fourth quarter 2025, both of which are reported in noninterest income. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. Table 1 – Average Statements of Condition and Net Interest Analysis shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.
Net interest income of $249.7 million for 2025 increased by $38.6 million or 18.3% over 2024. The increase was primarily due to increases in average loan balances and average loan yields, along with lower average funding costs in 2025 compared to 2024.
Net interest margin for 2025 was 3.17%, compared to 2.79% for 2024. The increase in net interest margin for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to increased yields on interest earning assets coupled with lower funding costs resulting from improved funding mix.
Net interest margin was 3.42% for the fourth quarter of 2025, up 22 basis points when compared to the immediate prior quarter, and up 49 basis points from 2.93% for the fourth quarter of 2024. The increase in net interest margin, when compared to the most recent prior quarter, was primarily due to securities purchased in the fourth quarter of 2025 yielding higher interest rates compared to securities sold during the same period in 2025, and lower funding costs as a result of lower rates and improved funding mix. The increase in net interest margin when compared to the same period prior year was mainly a result of higher yields on average interest earning assets and higher average loan balances, coupled with lower average funding costs.
Interest income increased $34.5 million or 9.9% in 2025 over 2024, driven by an increase in average interest-earning assets as well as higher interest-earning asset yields. Average interest-earning assets for the year ended December 31, 2025, increased $317.8 million, or 4.2%, compared to 2024, primarily due to an increase in average loans. For the year ended December 31, 2025, the average yield on interest-earning assets increased 25 basis points over 2024.
Interest income on loans for the year ended December 31, 2025, was up $32.6 million, or 10.8% compared to 2024, driven by higher average balances and higher average yields. Average loans and leases increased $409.4 million or 7.1% in 2025 compared to 2024, and represented 78.0% of average earning assets in 2025 compared to 75.9% in 2024. The average yield on loans for the year ended December 31, 2025, of 5.43%, was up 18 basis points over 2024.
Interest income on securities, excluding dividends on FHLB stock, for the year ended December 31, 2025, was up $2.5 million or 6.0% as compared to 2024, as higher average yields more than offset lower average balances. The average yield on total securities for the year ended December 31, 2025, increased 27 basis points, while average balances for securities decreased $89.1 million, or 5.0%, from 2024. The increase in average securities yields was driven by repositioning of the investment portfolio through the sale of approximately $564.2 million of available-for-sale investment securities in the fourth quarter of 2025. The securities sold had an average yield of 1.56%, while the proceeds of the sale were largely reinvested into securities with an average estimated yield of approximately 4.52%. The weighted average life of the securities purchased and sold was approximately 5.5 years.
Interest expense for 2025 decreased $4.1 million or 3.0% compared to 2024, driven mainly by the decrease in average rates paid on interest-bearing liabilities and improved funding mix, as deposit growth contributed to a decrease in average borrowings. The average cost of interest-bearing deposits was 2.23% in 2025, a decrease of 4 basis points from 2.27% in 2024, while the average cost of interest-bearing liabilities decreased to 2.41% in 2025 from 2.60% in 2024.
Average interest-bearing deposits in 2025 increased $371.0 million or 8.1% compared to 2024, with average time deposits up $207.8 million or 20.4% and average interest-bearing checking, savings and money market deposits up $163.2 million or 4.6%. The growth in average time deposits included an increase in average brokered deposits of $79.3 million over prior year. Average noninterest bearing deposit balances in 2025 increased $13.1 million or 0.7% versus 2024 and represented 27.2% of average total deposits in 2025 compared to 28.7% in 2024.
Average other borrowings decreased by $131.9 million or 20.7% in 2025 compared to 2024. The average rate paid on other borrowings for the year ended December 31, 2025, was down 75 basis points compared to 2024.

Table 1 - Average Statements of Condition and Net Interest Analysis

	For the Quarters Ended
	December 31, 2025			September 30, 2025			December 31, 2024
(dollar amounts in thousands)	Average Balance (QTD)	Interest	Average Yield/Rate	Average Balance (QTD)	Interest	Average Yield/Rate	Average Balance (QTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$17,795	$211	4.70%	$18,474	$187	4.02%	$19,065	$235	4.90%
Securities[1]
U.S. Government securities	1,595,043	12,244	3.04%	1,616,048	10,466	2.57%	1,619,973	9,471	2.33%
State and municipal[2]	81,613	537	2.61%	82,462	541	2.60%	86,481	557	2.56%
Other Securities[2]	3,298	52	6.25%	3,283	54	6.52%	3,287	55	6.66%
Total securities	1,679,954	12,833	3.03%	1,701,793	11,061	2.58%	1,709,741	10,083	2.35%
FHLBNY and FRB stock	24,113	593	9.76%	31,023	598	7.65%	30,665	894	11.60%
Total loans and leases, net of unearned income[2,3]	6,336,565	87,612	5.48%	6,216,384	86,522	5.52%	5,931,771	79,126	5.31%
Total interest-earning assets	8,058,427	101,249	4.98%	7,967,674	98,368	4.90%	7,691,242	90,338	4.67%
Other assets	313,860			329,774			282,490
Total assets	$8,372,287			$8,297,448			$7,973,732
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	$3,779,290	$16,695	1.75%	$3,724,882	$17,306	1.84%	$3,661,006	$17,223	1.87%
Time deposits	1,282,009	11,150	3.45%	1,228,830	10,967	3.54%	1,076,300	10,331	3.82%
Total interest-bearing deposits	5,061,299	27,845	2.18%	4,953,712	28,273	2.26%	4,737,306	27,554	2.31%
Federal funds purchased & securities sold under agreements to repurchase	42,221	21	0.20%	41,524	23	0.22%	39,519	11	0.11%
Other borrowings	380,920	3,983	4.15%	535,327	5,882	4.36%	534,219	6,176	4.60%
Total interest-bearing liabilities	5,484,440	31,849	2.30%	5,530,563	34,178	2.45%	5,311,044	33,741	2.53%
Noninterest bearing deposits	1,911,583			1,892,896			1,844,772
Accrued expenses and other liabilities	100,606			102,462			101,370
Total liabilities	7,496,629			7,525,921			7,257,186
Tompkins Financial Corporation Shareholders’ equity	875,658			771,527			715,299
Noncontrolling interest	0			0			1,247
Total equity	875,658			771,527			716,546
Total liabilities and equity	$8,372,287			$8,297,448			$7,973,732
Interest rate spread			2.68%			2.45%			2.15%
Tax-equivalent net interest income/margin on earning assets		69,400	3.42%		64,190	3.20%		56,597	2.93%
Tax-equivalent adjustment		(339)			(312)			(316)
Net interest income		$69,061			$63,878			$56,281

	For the year ended December 31,
	2025			2024			2023
(dollar amounts in thousands)	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$17,136	$760	4.44%	$14,052	$741	5.27%	$13,064	$674	5.16%
Securities[1]
U.S. Government securities	1,605,011	42,177	2.63%	1,689,411	39,580	2.34%	1,920,678	32,433	1.69%
State and municipal[2]	83,747	2,185	2.61%	88,414	2,254	2.55%	91,407	2,338	2.56%
Other securities[2]	3,284	213	6.49%	3,277	235	7.17%	3,272	229	6.99%
Total securities	1,692,042	44,575	2.63%	1,781,102	42,069	2.36%	2,015,357	35,000	1.74%
FHLBNY and FRB stock	29,677	2,537	8.55%	35,369	3,203	9.06%	22,284	1,697	7.63%
Total loans and leases, net of unearned income[2,3]	6,177,928	335,471	5.43%	5,768,575	302,780	5.25%	5,357,699	261,144	4.87%
Total interest-earning assets	7,916,783	383,343	4.84%	7,599,098	348,793	4.59%	7,408,404	298,515	4.03%
Other assets	308,011			276,241			233,268
Total assets	$8,224,794			$7,875,339			$7,641,672
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	$3,717,100	$66,597	1.79%	$3,553,942	$64,647	1.82%	$3,697,780	$46,820	1.27%
Time deposits	1,225,363	43,650	3.56%	1,017,532	39,336	3.87%	793,709	23,988	3.02%
Total interest-bearing deposits	4,942,463	110,247	2.23%	4,571,474	103,983	2.27%	4,491,489	70,808	1.58%
Federal funds purchased & securities sold under agreements to repurchase	43,360	146	0.34%	42,752	46	0.11%	55,773	58	0.10%
Other borrowings	506,778	21,950	4.33%	638,721	32,443	5.08%	363,530	16,978	4.67%
Total interest-bearing liabilities	5,492,601	132,343	2.41%	5,252,947	136,472	2.60%	4,910,792	87,844	1.79%
Noninterest bearing deposits	1,851,128			1,838,036			1,994,861
Accrued expenses and other liabilities	99,370			98,542			101,287
Total liabilities	7,443,099			7,189,525			7,006,940
Tompkins Financial Corporation Shareholders’ equity	781,695			684,417			633,267
Noncontrolling interest	0			1,397			1,465
Total equity	781,695			685,814			634,732
Total liabilities and equity	$8,224,794			$7,875,339			$7,641,672
Interest rate spread			2.43%			1.99%			2.24%
Tax-equivalent net interest income/margin on earning assets		251,000	3.17%		212,321	2.79%		210,671	2.84%
Tax-equivalent adjustment		(1,269)			(1,219)			(1,157)
Net interest income		$249,731			$211,102			$209,514
1 Average balances and yields on available-for-sale debt securities are based on historical amortized cost.
2 Interest income includes the tax effects of tax-equivalent adjustments using the Federal income tax rate of 21.0% in 2025, 2024, and 2023 to increase tax exempt interest income to tax-equivalent basis.
3 Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in "Note 1 - Summary of Significant Accounting Policies" of the Company’s consolidated financial statements included in Part 1 of this Report on Form 10-K.

Table 2 - Analysis of Changes in Net Interest Income

	2025 vs. 2024			2024 vs. 2023
	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
(In thousands)(taxable equivalent)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
INTEREST INCOME:
Interest-bearing balances due from bank	$148	$(129)	$19	$52	$15	$67
Investments[1]
Taxable	(2,046)	4,621	2,575	(4,263)	11,417	7,154
Tax-exempt	(121)	52	(69)	(76)	(9)	(85)
FHLB and FRB stock	(494)	(172)	(666)	1,141	365	1,506
Loans, net[1]	23,401	9,290	32,691	21,989	19,647	41,636
Total interest income	$20,888	$13,662	$34,550	$18,843	$31,435	$50,278
INTEREST EXPENSE:
Interest-bearing deposits:
Interest checking, savings and money market	$2,934	$(984)	$1,950	$(1,886)	$19,713	$17,827
Time	8,153	(3,839)	4,314	8,307	7,041	15,348
Federal funds purchased and securities sold under agreements to repurchase	0	100	100	(14)	2	(12)
Other borrowings	(6,126)	(4,367)	(10,493)	13,861	1,604	15,465
Total interest expense	$4,961	$(9,090)	$(4,129)	$20,268	$28,360	$48,628
Net interest income	$15,927	$22,752	$38,679	$(1,425)	$3,075	$1,650
1 Interest income includes the tax effects of tax-equivalent adjustments using the Federal income tax rate of 21.0% in 2025, 2024 and 2023 to increase tax exempt interest income to tax-equivalent basis.
Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. The above table illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. In 2025, net interest income increased by $38.6 million, resulting from a $34.6 million increase in interest income, as well as a $4.1 million decrease in interest expense. The increase in interest income largely reflects increases in average loan balances and average loan and securities yields. The decrease in interest expense reflects lower rates paid on interest-bearing liabilities, both deposits and other borrowings, accompanied by lower average other borrowings.
Provision for Credit Loss Expense
The provision for credit loss expense represents management’s estimate of the expense necessary to maintain the allowance for credit losses at an appropriate level. The allowance for credit losses represented 0.89% of total loans and leases at December 31, 2025, from 0.94% at December 31, 2024. The decrease in the ratio of allowance to total loans from year-end 2024 was due to updated economic forecasts for unemployment and gross domestic product, as well as improved asset quality. The provision for credit loss expense was $11.5 million in 2025, compared to provision expense of $6.6 million in 2024. The increase was mainly driven by a charge-off of $4.7 million in the second quarter of 2025 on a commercial real estate relationship totaling $18.1 million, and a charge-off of $2.4 million in the fourth quarter of 2025 on a commercial real estate relationship totaling $7.4 million. At the time of the charge-offs these commercial real estate relationships had specific reserves of $4.2 million and $1.6 million, respectively. The provision for credit losses for 2025 included a provision credit of $30,000 related to off-balance sheet credit exposures compared to a provision credit of $807,000 for 2024. The section captioned "Financial Condition – The Allowance for Credit Losses" below has further details on the allowance for credit losses and asset quality metrics.

Noninterest Income

	Year ended December 31,
(In thousands)	2025	2024	2023
Insurance commissions and fees	$35,569	$39,100	$37,351
Wealth management fees	20,115	19,589	17,951
Service charges on deposit accounts	7,258	7,288	6,913
Card services income	11,502	12,057	11,488
Gain on sale of TIA	188,241	0	0
Other income	12,875	10,061	6,511
Net gain (loss) on securities transactions	(78,689)	32	(69,973)
Total	$196,871	$88,127	$10,241
Noninterest income of $196.9 million for the year-ended December 31, 2025 increased $108.7 million or 123.4% from 2024. Noninterest income represented 44.1% of total revenues in 2025, up from 29.5% in 2024.
As indicated by the above table, insurance commissions and fees decreased in 2025 compared to 2024 largely due to the sale of TIA on October 31, 2025, which resulted in ten months of operating results in 2025 compared to 12 months in 2024.
Wealth management fees of $20.1 million in 2025 increased $526,000 or 2.7% compared to 2024, reflecting market appreciation. Wealth management fees include fees from trust services, financial planning, wealth management services, and brokerage related services. The fair value of assets managed by, or in custody of, Tompkins was $3.0 billion at December 31, 2025, a decrease of $122.9 million or 4.0% from $3.1 billion at December 31, 2024. While new business production and market performance for the year was favorable, total asset levels declined due to the non‑recurring sale of certain customer accounts, consisting largely of lower-yielding brokerage relationships sold following the termination of our LPL relationship, and additional low-yielding custody outflows.
Service charges on deposit accounts of $7.3 million in 2025 were flat compared to 2024. A decrease in net overdraft fees was mainly offset by increases in service fees on personal and business accounts, reflective of increased transaction activity, resulting from marketing initiatives in 2025.
Card services income decreased $555,000 or 4.6% in 2025 compared to 2024. The primary components of card services income are fees related to interchange income and transaction fees for debit card transactions, credit card transactions, and ATM usage. The decrease was partially related to a $255,000 sign-on bonus related to the renewal of a card services contract in 2024, accompanied by decreases in interchange rates from NYCE income.
The gain on sale of TIA was related to the sale of the Company's insurance agency subsidiary to Gallagher in the fourth quarter of 2025 at a pre-tax gain of $188.2 million, as discussed above.
Other income of $12.9 million increased $2.8 million or 28.0% compared to 2024. The increase in 2025 compared to 2024 was mainly attributable to a $1.9 million gain on the sale of OREO and gains on sales of residential loans, which were up $1.2 million over 2024. These increases were partially offset by an $818,000 decrease in derivatives related income, and a $353,000 decrease in income related to bank owned life insurance.
The net loss on securities transactions for the year ended December 31, 2025 was $78.7 million, compared to gain of $32,000 for 2024. The loss was a result of the sale of $564.2 million of available-for-sale debt securities during the fourth quarter of 2025 as part of a previously discussed balance sheet repositioning.

Noninterest Expense

	Year ended December 31,
(In thousands)	2025	2024	2023
Salaries and wages	$108,556	$101,150	$97,370
Other employee benefits	26,977	26,661	27,333
Net occupancy expense of premises	12,953	12,634	13,278
Furniture and fixture expense	7,476	7,666	8,663
Amortization of intangible assets	292	332	334
Other operating expense	53,958	51,199	56,314
Total	$210,212	$199,642	$203,292
Noninterest expense for the year ended 2025 of $210.2 million increased $10.6 million, or 5.3% compared to 2024. The increase in noninterest expense in 2025 over 2024 was mainly driven by higher salaries and wages and other expenses (professional fees, marketing, audit and examinations, and travel and meetings).
Expenses associated with salaries and wages and employee benefits are the largest component of total noninterest expense. In 2025, the $7.4 million or 7.3% increase in salaries and wages expense compared to 2024 was mainly attributable to $4.3 million in expense related to the sale of TIA as well as annual merit adjustments. The number of employees as measured by average full time equivalents (FTEs) for 2025 was 960, compared to 966 for 2024.
Other operating expenses of $54.0 million increased by $2.8 million or 5.4% compared to 2024, including increases in marketing, up $905,000; professional fees, up $2.9 million; and travel and meeting expense, up $401,000. Partially offsetting these increases was a $1.6 million decrease in certain post-retirement benefit expenses year-over-year, which was partially the result of curtailment gains of $916,000 related to certain benefit plans in connection with sale of TIA recognized in 2025.
Noncontrolling Interests
Net income attributable to noncontrolling interests represented the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The noncontrolling interests related to three real estate investment trusts ("REIT"), which were substantially owned by the Company through the fourth quarter of 2024. In the fourth quarter of 2024, the Company's bank subsidiary approved the dissolution of the three REITs effective as of December 31, 2024.
Income Tax Expense
The provision for income taxes provides for Federal, New York State, Pennsylvania and other miscellaneous state income taxes. The 2025 provision was $63.8 million, which increased $41.8 million or 189.9% compared to the 2024 provision. The effective tax rate for the Company was 28.4% in 2025, up from 23.7% in 2024. The effective rates for 2025 and 2024 differed from the U.S. statutory rate of 21.0% during those periods due to the effect of state taxes, tax-exempt income from loans, securities, and life insurance assets, investments in tax credits, and compensation related adjustments. In addition, the effective tax rate in 2025 was impacted by the sale of TIA which resulted in a significant increase to pre-tax income and an adjustment for goodwill with no tax-basis. A reconciliation from the statutory rate to the effective tax rate is provided in "Note 15 - Income Taxes" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.
Financial Condition
Total assets were $8.7 billion at December 31, 2025, up by $559.2 million or 6.9% from the previous year end. The increase over prior year end was mainly in loans and securities and supported by deposit growth.
Loans and leases were 74.4% of total assets at December 31, 2025, compared to 74.2% of total assets at December 31, 2024. Total loan balances were $6.4 billion at December 31, 2025, an increase of $426.3 million or 7.1% compared to the $6.0 billion reported at year-end 2024. The increase was mainly in commercial real estate loans and commercial and industrial loans. A more detailed discussion of the loan portfolio is provided below in this section under the caption "Loans and Leases".
As of December 31, 2025, total securities comprised 19.6% of total assets, compared to 19.1% of total assets at year-end 2024. Securities increased $150.6 million or 9.8% at December 31, 2025, compared to December 31, 2024. A more detailed discussion of the securities portfolio is provided below in this section under the caption "Securities".

Total deposits at year-end 2025 increased by $466.0 million or 7.2% compared to December 31, 2024. Contributing to the increase, time deposit balances increased by $230.0 million or 21.5%; checking, savings and money market accounts increased by $183.5 million or 5.2%; and noninterest bearing deposits increased by $52.5 million or 2.8%. Other borrowings, consisting mainly of short-term advances with the FHLB, decreased $225.8 million or 28.6% from December 31, 2024. A more detailed discussion of deposits and borrowings is provided below in this section under the caption "Deposits and Other Liabilities".
Shareholders’ Equity
The Consolidated Statements of Changes in Shareholders’ Equity included in the Consolidated Financial Statements of the Company contained in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K, detail changes in equity capital over prior year end. Total shareholders’ equity increased $224.9 million or 31.5% to $938.4 million at December 31, 2025, from $713.4 million at December 31, 2024. The increase mainly reflects net income of $161.1 million, a decrease in accumulated other comprehensive loss of $99.4 million, and stock-based compensation of $3.0 million, partially offset by common stock dividends of $36.1 million and common stock repurchased of $1.6 million.
Accumulated other comprehensive loss decreased from $118.5 million at December 31, 2024 to $19.1 million at December 31, 2025, reflecting a $94.7 million increase in unrealized losses on available-for-sale debt securities and a $4.7 million decrease related to employee post-retirement benefit plans. The decrease in unrealized losses on available-for-sale securities was mainly a result of the sale of $564.2 million of available-for-sale securities at pre-tax loss of $78.7 million during the fourth quarter of 2025 as well as changes in market interest rates.
The Company increased cash dividends per share by 28.3% in 2025 over 2024, which followed an increase of 1.7% in 2024 over 2023. Dividends per share were $3.13 in 2025, compared to $2.44 in 2024, and $2.40 in 2023. Cash dividends paid represented 22.4%, 49.6%, and 364.6% of after-tax net income in 2025, 2024, and 2023, respectively.
On July 20, 2023, the Company’s Board of Directors authorized a share repurchase plan (the “2023 Repurchase Plan”) under which the Company could repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. The 2023 Repurchase Plan expired by its terms on July 20, 2025. The Company did not repurchase any shares under the 2023 Repurchase Plan.
On July 24, 2025, the Company’s Board of Directors authorized a replacement share repurchase plan (the “2025 Repurchase Plan”) under which the Company may repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2025 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The Company has no obligation to repurchase any shares and may discontinue repurchases at any time. As of December 31, 2025, 22,339 shares had been repurchased under the 2025 Repurchase Plan at an average price of $73.86 per share.
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
As of December 31, 2025, the capital ratios for the Company’s subsidiary bank exceeded the minimum levels required to be considered well capitalized. Additional information on the Company’s capital ratios and regulatory requirements is provided in "Note 20 - Regulations and Supervision" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.
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
The Company classifies its securities at date of purchase as available-for-sale, held-to-maturity or trading. Most of the securities held by the Company are classified as available-for-sale. Securities available-for-sale may be used to enhance total return, provide additional liquidity, or reduce interest rate risk. Securities in the held-to-maturity portfolio would consist of obligations of the U.S. Government, U.S. Government sponsored entities and obligations of state and political subdivisions. Securities in the trading portfolio would reflect those securities that the Company elects to account for at fair value, with the adoption of ASC Topic 825, Financial Instruments.
The Company’s total securities portfolio at December 31, 2025 was $1.7 billion, compared to $1.5 billion at December 31, 2024. The table below shows the composition of the available-for-sale and held-to-maturity debt securities portfolios as of year-end 2025, 2024 and 2023. The increase in securities from year-end 2024 was largely driven by $812.6 million of securities purchases during 2025 which were partially offset by $564.2 million of sales of available-for-sale debt securities and $228.0 million of payments, maturities and calls during the year. Unrealized losses on the available-for-sale debt securities portfolio were $9.3 million at year-end 2025, down from $135.6 million at year-end 2024. The sale of securities and market conditions contributed to the decrease in unrealized losses at year-end 2025 from prior year end.
Additional information on the securities portfolio is available in "Note 3 - Securities" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K, which details the types of securities held, the carrying and fair values, and the contractual maturities as of December 31, 2025 and 2024.

	As of December 31,
Available-for-Sale Debt Securities	2025		2024		2023
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$55,492	$53,780	$75,141	$71,497	$114,418	$109,904
Obligations of U.S. Government sponsored entities	354,128	348,403	398,648	380,280	472,286	456,458
Obligations of U.S. states and political subdivisions	81,517	76,310	86,328	77,694	89,999	81,924
Mortgage-backed securities-residential, issued by
U.S. Government agencies	315,001	313,496	68,130	63,254	49,976	45,240
U.S. Government sponsored entities	582,741	587,632	736,376	636,360	819,303	720,830
U.S. corporate debt securities	2,500	2,447	2,500	2,447	2,500	2,294
Total available-for-sale debt securities	$1,391,379	$1,382,068	$1,367,123	$1,231,532	$1,548,482	$1,416,650

	As of December 31,
Held-to-Maturity Debt Securities	2025		2024		2023
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U. S. Treasuries	$85,831	$78,794	$86,049	$74,688	$86,266	$75,215
Obligations of U.S. Government sponsored entities	226,697	205,066	226,413	192,607	226,135	192,240
Total held-to-maturity debt securities	$312,528	$283,860	$312,462	$267,295	$312,401	$267,455
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
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of December 31, 2025, the held-to-maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including Federal National Mortgage Agency, Federal Home Loan Bank, and Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk-free," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of December 31, 2025.
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
The Company also holds non-marketable Federal Home Loan Bank New York ("FHLBNY") stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLBNY stock is tied to the Company’s borrowing levels with the FHLBNY. Holdings of FHLBNY stock and ACBB stock totaled $32.2 million and $95,000 at December 31, 2025, respectively, compared to $42.2 million and $95,000, respectively, at December 31, 2024. These securities are carried at par, which is also cost. During 2025, the FHLBNY continued to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY.
Management’s policy is to purchase investment grade securities that, on average, have relatively short expected durations. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2025, along with the weighted average yield of each category, is presented in Table 3-Maturity Distribution below. Balances are shown at amortized cost and weighted average yields are calculated on a fully tax-equivalent basis. Expected maturities may differ from contractual maturities presented in Table 3-Maturity Distribution below, because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities may pay throughout the periods prior to contractual maturity.

Table 3 - Maturity Distribution

	As of December 31, 2025
	Securities Available-for-Sale[1]		Securities Held-to-Maturity
(dollar amounts in thousands)	Amount	Yield[2]	Amount	Yield[2]
U.S. Treasury
Within 1 year	$14,976	2.03%	$0	0.00%
Over 1 to 5 years	35,614	2.79%	75,880	1.37%
Over 5 to 10 years	4,902	1.62%	9,951	1.34%
	$55,492	2.48%	$85,831	1.37%
Obligations of U.S. Government sponsored entities
Within 1 year	$55,606	4.16%	$0	0.00%
Over 1 to 5 years	162,238	2.52%	98,990	1.45%
Over 5 to 10 years	136,284	4.22%	127,708	1.79%
Over 10 years	0	0.00%	$0	0.00%
	$354,128	3.43%	$226,697	1.64%
Obligations of U.S. state and political subdivisions
Within 1 year	$3,642	3.29%	$0	0.00%
Over 1 to 5 years	38,561	3.13%	0	0.00%
Over 5 to 10 years	39,314	2.55%	0	0.00%
Over 10 years	0	0.00%	0	0.00%
	$81,517	2.86%	$0	0.00%
Mortgage-backed securities - residential
Within 1 year	$0	0.00%	$0	0.00%
Over 1 to 5 years	244	3.82%	0	0.00%
Over 5 to 10 years	78,618	4.71%	0	0.00%
Over 10 years	818,880	4.35%	0	0.00%
	$897,742	4.38%	$0	0.00%
Other securities
Over 1 to 5 years	$2,500	6.75%	$0	0.00%
	$2,500	6.75%	$0	0.00%
Total securities
Within 1 year	$74,224	3.69%	$0	0.00%
Over 1 to 5 years	239,157	2.70%	174,870	1.42%
Over 5 to 10 years	259,118	4.07%	137,659	1.76%
Over 10 years	818,880	4.35%	0	0.00%
	$1,391,379	3.98%	$312,529	1.56%
1 Balances of available-for-sale debt securities are shown at amortized cost.
2 Interest income includes the tax effects of tax-equivalent adjustments using a combined New York State and Federal effective income tax rate of 24.5% to increase tax-exempt interest income to tax-equivalent basis.
The average tax-equivalent yield on the securities portfolio was 2.63% in 2025, 2.36% in 2024 and 1.74% in 2023.
At December 31, 2025, there were no holdings of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of the Company’s shareholders’ equity.

Loans and Leases
Table 4 - Composition of Loan and Lease Portfolio

	As of December 31,
(In thousands)	2025	2024	2023	2022	2021
Commercial and industrial
Agriculture	$114,475	$110,007	$101,211	$85,073	$99,172
Commercial and industrial other[1]	986,173	855,568	722,294	706,456	770,381
Subtotal commercial and industrial	1,100,648	965,575	823,505	791,529	869,553
Commercial real estate
Construction	448,901	385,931	303,406	201,116	178,582
Agriculture	234,292	217,582	221,670	214,963	195,973
Commercial real estate other	2,978,842	2,776,304	2,587,591	2,437,339	2,278,599
Subtotal commercial real estate	3,662,035	3,379,817	3,112,667	2,853,418	2,653,154
Residential real estate
Home equity	227,654	204,194	188,316	188,623	182,671
Mortgages	1,363,532	1,366,646	1,373,275	1,346,318	1,290,911
Subtotal residential real estate	1,591,186	1,570,840	1,561,591	1,534,941	1,473,582
Consumer and other
Indirect	68	229	841	2,224	4,655
Consumer and other	86,399	96,163	96,942	75,412	67,396
Subtotal consumer and other	86,467	96,392	97,783	77,636	72,051
Leases	10,413	12,484	15,383	16,134	13,948
Total loans and leases	$6,450,749	$6,025,108	$5,610,929	$5,273,658	$5,082,288
Less: unearned income and deferred costs and fees	(4,504)	(5,186)	(4,994)	(4,747)	(6,821)
Total loans and leases, net of unearned income and deferred costs and fees	$6,446,245	$6,019,922	$5,605,935	$5,268,911	$5,075,467
1 Commercial and industrial other includes $7,000, $159,000, $404,000, $756,000, and $71.3 million respectively, of Payment Protection Program "PPP" loans as of December 31, 2025, 2024, 2023, 2022, and 2021.
The below table shows a more detailed breakout of commercial real estate ("CRE") loans as of December 31, 2025 and December 31, 2024:

	As of December 31,
CRE Concentrations	2025		2024
(In thousands)	Balance	% CRE	Balance	% CRE
Construction	$448,901	12.26%	$385,931	11.40%
Multi-family/Single family real estate	774,338	21.15%	677,532	20.05%
Agriculture	234,292	6.40%	217,582	6.44%
Retail[1]	508,523	13.89%	429,562	12.71%
Hotels/motels	181,026	4.94%	182,437	5.40%
Office space[2]	243,874	6.66%	232,469	6.88%
Industrial[3]	253,959	6.93%	243,616	7.21%
Mixed Use	362,900	9.91%	344,708	10.20%
Medical[4]	150,499	4.11%	148,009	4.38%
Other	503,723	13.75%	517,971	15.33%
Total	$3,662,035	100.00%	$3,379,817	100.00%
1 Retail included 2.1% and 2.5%, respectively, of owner occupied real estate at December 31, 2025 and 2024.
2 Office space included 1.7%, respectively, of owner occupied real estate at both December 31, 2025 and 2024.
3 Industrial included 2.79% and 2.59%, respectively, of owner occupied real estate at December 31, 2025 and 2024.
4 Medical included 1.71% and 2.37%, respectively, of owner occupied real estate at December 31, 2025 and 2024.

Total loans and leases of $6.4 billion at December 31, 2025 increased $426.3 million or 7.1% from December 31, 2024. The increase was mainly in commercial real estate loans and commercial and industrial loans. At December 31, 2025, total loans and leases represented 74.4% of total assets compared to 74.2% of total assets at December 31, 2024.
Residential real estate loans, including home equity loans, were $1.6 billion at December 31, 2025, an increase of $20.3 million or 1.3% compared to $1.6 billion at year-end 2024. Residential real estate loans comprised 24.7% of total loans and leases at December 31, 2025 compared to 26.1% at December 31, 2024. Growth in residential loan balances is impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Management Committee meets regularly and establishes standards for selling or retaining residential real estate mortgage originations.
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
During 2025, 2024, and 2023, the Company sold residential mortgage loans totaling $85.6 million, $40.1 million, and $4.5 million, respectively, and realized net gains on these sales of $2.2 million, $1.0 million, and $96,000, respectively. When residential mortgage loans are sold to FHLMC, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2025, 2024, and 2023, the Company recorded mortgage-servicing assets of $642,000, $299,000, and $34,000, respectively.
The Company originates fixed rate and adjustable rate residential mortgage loans. The Company also originates loans that have characteristics of both, such as a 7/6 adjustable rate mortgage, which has a fixed rate for the first seven years and then adjusts semi-annually thereafter. The majority of residential mortgage loans originated by the Company over the last several years have been fixed rate loans. Adjustable rate loans increased in 2024 and 2025 as a result of the higher interest rate environment. Adjustable rate residential real estate loans are underwritten based upon the initial rate when the fixed rate period is 5 years or longer. For loans with an initial fixed rate of less than 5 years, the fully indexed rate is utilized for ability to repay qualifying and underwriting. This underwriting practice matches secondary market guidelines.
Commercial real estate loans totaled $3.7 billion at December 31, 2025, an increase of $282.2 million or 8.4% compared to December 31, 2024, and represented 56.8% of total loans and leases at December 31, 2025, compared to 56.1% at December 31, 2024.
Commercial and industrial loans totaled $1.1 billion at December 31, 2025, which was an increase of $135.1 million or 14.0% from December 31, 2024. Commercial and industrial loans represented 17.1% of total loans at December 31, 2025 compared to 16.0% at December 31, 2024.
As of December 31, 2025, agriculturally-related loans totaled $348.8 million or 5.4% of total loans and leases compared to $327.6 million or 5.4% of total loans and leases at December 31, 2024. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.
The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $86.5 million at December 31, 2025, compared to $96.4 million at December 31, 2024.
The lease portfolio decreased by 16.6% to $10.4 million at December 31, 2025 from $12.5 million at December 31, 2024. As of December 31, 2025, commercial leases and municipal leases represented 100.0% of total leases.
The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. There were no significant changes to the Company’s existing policies, underwriting standards and loan review procedures during 2025. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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
Analysis of Past Due and Nonperforming Loans

	As of December 31,
(In thousands)	2025	2024	2023	2022	2021
Loans 90 days past due and accruing
Commercial and industrial	$0	$0	$0	$25	$0
Residential real estate	1	9	0	0	0
Consumer and other	145	314	101	0	0
Total loans 90 days past due and accruing	$146	$323	$101	$25	$0
Nonaccrual loans
Commercial and industrial	$8,305	$1,542	$2,273	$618	$533
Commercial real estate	22,864	32,590	44,450	13,858	13,893
Residential real estate	16,555	16,278	15,172	13,544	11,178
Consumer and other	70	138	270	269	429
Total nonaccrual loans and leases	$47,794	$50,548	$62,165	$28,289	$26,033
Troubled debt restructurings not included above	0	0	0	4,530	5,124
Total nonperforming loans and leases	$47,940	$50,871	$62,266	$32,844	$31,157
Other real estate owned	229	14,314	131	152	135
Total nonperforming assets	$48,169	$65,185	$62,397	$32,996	$31,292
Total nonperforming loans and leases as a percentage of total loans and leases	0.74%	0.85%	1.11%	0.62%	0.61%
Total nonperforming assets as a percentage of total assets	0.56%	0.80%	0.80%	0.43%	0.40%
Allowance as a percentage of nonperforming loans and leases	120.30%	111.06%	82.84%	139.86%	137.51%
Asset quality measures were generally favorable at December 31, 2025 compared to December 31, 2024. The above table shows a decrease in nonperforming loans and nonperforming assets at year-end 2025 from year-end 2024. The Company’s total nonperforming assets as a percentage of total assets was 0.56% at December 31, 2025 compared to 0.80% at December 31, 2024, compared to its peer group's most recent ratio of 0.58% at September 30, 2025. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion. The decrease in nonperforming assets was mainly due to a $14.2 million decrease related to one commercial property being transferred from commercial real estate loans into other real estate owned during the fourth quarter of 2024, and subsequently being sold in the first quarter of 2025.
Nonperforming loans and leases totaled $47.9 million at December 31, 2025 and decreased 5.8% from December 31, 2024. Nonperforming loans and leases represented 0.74% of total loans at December 31, 2025, compared to 0.85% of total loans at December 31, 2024. Nonperforming loans and leases in the commercial real estate portfolio at year-end 2025 decreased by $9.7 million compared to year-end 2024. During the fourth quarter of 2025, a $7.4 million commercial real estate loan was removed from nonaccrual loans, reflecting a payoff of $5.0 million, with a partial charge-off of $2.4 million.
Loans past due 30-89 days totaled $8.8 million or 0.14% of total loans at December 31, 2025, and $28.8 million or 0.48% of total loans at December 31, 2024. The decrease in loans past due 30-89 days when compared to December 31, 2024 was mainly due to one commercial real estate loan totaling $17.3 million being moved to nonaccrual loans and leases in the first quarter of 2025.
Loans internally-classified Special Mention or Substandard totaled $134.5 million at December 31, 2025, compared to $111.1 million at December 31, 2024. The increase at December 31, 2025 compared to prior year end was largely due to the downgrade of one performing commercial loan totaling $20.1 million to Substandard during 2025.

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
In general, the Company places a loan on nonaccrual status if principal or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when called for by regulatory requirements. Although in nonaccrual status, the Company may continue to receive payments on these loans. These payments are generally recorded as a reduction to principal and interest income is recorded only after principal recovery is reasonably assured. For additional financial information on the difference between the interest income that would have been recorded if these loans and leases had been paid in accordance with their original terms and the interest income that was recorded, refer to "Note 4 - Loans and Leases" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.
The Company’s recorded investment in loans and leases that are individually evaluated totaled $26.1 million at December 31, 2025, and $31.7 million at December 31, 2024. A loan is individually evaluated when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Individually evaluated loans consist of our non-homogenous nonaccrual loans and loans that are 90 days or more past due. Specific reserves on individually evaluated loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.
At December 31, 2025, there were specific reserves of $1.4 million, related to one commercial real estate relationship totaling $17.3 million and one residential real estate relationship totaling $2.4 million, compared to $1.7 million of specific reserves on three commercial real estate relationships totaling $7.5 million at December 31, 2024. The majority of the individually evaluated loans are collateral dependent loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans or the loans have been written down to fair value. Interest payments on individually evaluated loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. There was no interest income recognized on individually evaluated loans and leases for 2025, 2024 and 2023.
The ratio of the allowance to nonperforming loans was 120.30% at December 31, 2025, compared to 111.06% at December 31, 2024. The increase in the ratio from year-end 2025 from year-end 2024 was mainly due to the decrease in nonperforming loans discussed in more detail above and, to a lesser extent, the increase in the allowance for credit losses. The Company’s nonperforming loans are mostly made up of collateral dependent loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs.
Management reviews the loan portfolio for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its credit administration function, identified 12 commercial relationships in the loan portfolio totaling $5.0 million at December 31, 2025 that were potential problem loans. At December 31, 2024, there were 16 commercial relationships totaling $41.2 million that were considered potential problem loans. Of the 12 commercial relationships from the portfolio that were classified as potential problem loans at December 31, 2025, there was 1 relationship that individually equaled or exceeded $1.0 million, which totaled $1.6 million. The decrease in the aggregate amount of potential problem loans at year-end 2025 from year-end 2024 was mainly due to the downgrade of one commercial real estate loan totaling $17.3 million to being reported as individually evaluated.
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
The Company uses a discounted cash flow ("DCF") method to estimate expected credit losses for all loan segments excluding the leasing segment. For each of these loan segments, the Company generates cash flow projections at the loan level wherein payment expectations are adjusted for estimated prepayment speeds, curtailments, recovery lag, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on internal historical data.
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
The combination of adjustments for credit expectations and timing expectations produces an expected cash flow stream at the loan level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce a net present value of expected cash flows ("NPV"). An ACL is established for the difference between the NPV and amortized cost basis.
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
Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of December 31, 2025 considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal regulatory agencies and the NYSDFS, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgments and information available to them at the time of their examinations.
Tables 5 and 6 below show additional information on the ACL as of December 31, 2025 and the prior four years.
The allocation of the Company’s allowance as of December 31, 2025, and each of the previous four years is illustrated in the below table. The table provides an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category. The table shows a fairly consistent allocation of the loan portfolio and allowance over the period with commercial real estate and residential real estate representing the largest proportion of total loans and the allowance.
Table 5 - Allocation of the Allowance for Credit Losses

	As of December 31,
(In thousands)	2025	2024	2023	2022	2021
Total loans outstanding at end of year	$6,446,245	$6,019,922	$5,605,935	$5,268,911	$5,075,467

Allocation of the ACL by loan type:
Commercial and industrial	$10,234	$7,684	$6,667	$6,039	$6,335
Commercial real estate	35,255	35,837	31,581	27,287	24,813
Residential real estate	10,893	11,345	11,700	11,154	10,139
Consumer and other	1,230	1,568	1,557	1,358	1,492
Leases	59	62	79	96	64
Total	$57,671	$56,496	$51,584	$45,934	$42,843
Allocation of the ACL as a percentage of total allowance:
Commercial and industrial	18%	14%	13%	13%	15%
Commercial real estate	61%	63%	61%	60%	58%
Residential real estate	19%	20%	23%	24%	24%
Consumer and other	2%	3%	3%	3%	3%
Leases	0%	0%	0%	0%	0%
Total	100%	100%	100%	100%	100%
Loan and lease types as a percentage of total loans and leases:
Commercial and industrial	17%	16%	15%	16%	18%
Commercial real estate	57%	56%	55%	54%	52%
Residential real estate	25%	26%	28%	29%	29%
Consumer and other	1%	2%	2%	1%	1%
Leases	0%	0%	0%	0%	0%
Total	100%	100%	100%	100%	100%

Table 6 - Analysis of the Allowance for Credit Losses

	As of December 31,
(In thousands)	2025	2024	2023	2022	2021
Average loans outstanding during year	$6,177,928	$5,768,575	$5,357,699	$5,142,099	$5,184,492
Balance of allowance at beginning of year	56,496	51,584	45,934	42,843	51,669
Impact of adopting ASU 2022-02	0	0	64	0	0

Loan charge-offs:
Commercial and industrial	$1,541	$293	$34	$559	$274
Commercial real estate	7,310	249	0	50	6,957
Residential real estate	0	0	20	53	77
Consumer and other	2,359	2,598	1,045	544	438
Total loan charge-offs	$11,210	$3,140	$1,099	$1,206	$7,746
Recoveries of loans previously charged-off:
Commercial and industrial	$82	$40	$87	$195	$118
Commercial real estate	4	7	1,292	951	1,175
Residential real estate	118	135	186	346	236
Consumer and other	617	452	255	306	196
Total loan recoveries	$821	$634	$1,820	$1,798	$1,725
Net loan charge-offs (recoveries)	10,389	2,506	(721)	(592)	6,021
Additions/(Reductions) to allowance charged to operations	11,564	7,418	4,865	2,499	(2,805)
Balance of allowance at end of year	$57,671	$56,496	$51,584	$45,934	$42,843
Allowance as a percentage of total loans and leases outstanding	0.89%	0.94%	0.92%	0.87%	0.84%
Net charge-offs (recoveries) as a percentage of average loans and leases outstanding during the year	0.17%	0.04%	(0.01)%	(0.01)%	0.12%
The above table shows the activity in the allowance for credit losses over the past five years as well as the allowance coverage of total loans at the end of each of the past five years. As of December 31, 2025, the ACL was $57.7 million, an increase of $1.2 million or 2.1% from year-end 2024. The increase reflects provision for credit loss expense of $11.6 million, less net loan charge-offs of $10.4 million. The ratio of the allowance for credit losses as a percentage of total loans was 0.89% at year-end 2025 compared to 0.94% at year-end 2024.
The increase in the ACL from year-end 2024 reflects loan growth, mainly in commercial real estate and commercial and industrial loans, partially offset by updated model assumptions based on the annual model review and a decrease in qualitative reserves driven by asset quality improvements. Reserves on loans individually evaluated for impairment decreased approximately $284,000 from year end 2024 primarily related to the sale of two commercial relationships. This portion of the ACL estimate reflects the difference between fair value of collateral less costs to sell and the amortized cost basis of the loans.
Provision for credit losses loans for the year ended December 31, 2025 was $11.6 million compared to $7.4 million for the same period in 2024. The increase in provision expense for 2025 compared to 2024 was mainly driven by a charge-off of $4.7 million in the second quarter of 2025 on a commercial real estate relationship totaling $18.1 million, and a charge-off of $2.4 million in the fourth quarter of 2025 on a commercial real estate relationship totaling $7.4 million. At the time of the charge-offs, the two commercial real estate relationships had specific reserves of $4.2 million and $1.6 million, respectively. Net charge-offs / (recoveries) as a percentage of average loans was 0.17% for 2025 compared to 0.04% in 2024, and (0.01)% in 2023.
Management believes that, based upon its evaluation as of December 31, 2025, the allowance is appropriate.
Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, and commercial letters of credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancellable, through a charge to credit loss expense for off-balance sheet credit exposures included in other noninterest expense in the Company's consolidated statements of income. As of December 31, 2025, the Company's reserve for off-balance sheet credit exposures was $1.4 million, compared to $1.5 million at December 31, 2024.
Deposits and Other Liabilities
Total deposits were $6.9 billion at December 31, 2025, an increase of $466.0 million or 7.2% compared to year-end 2024. The increase from year-end 2024 primarily consisted of increases in savings and money market balances which were up $183.5 million, and time deposits which were up $230.0 million. The increase in time deposits included $114.4 million of brokered time deposits.
The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits and reciprocal deposit relationships with municipalities. Core deposits increased by $255.4 million or 4.9% to $5.5 billion at year-end 2025 from $5.3 billion at year-end 2024. Core deposits represented 79.5% of total deposits at December 31, 2025, compared to 81.3% of total deposits at December 31, 2024.
Municipal money market accounts and reciprocal deposit relationships with municipalities totaled $404.0 million at year-end 2025, which decreased 5.3% from year-end 2024. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional inflow at the end of March from the electronic deposit of state funds.
The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $45.6 million at December 31, 2025, and $37.0 million at December 31, 2024. Management generally views local repurchase agreements as an alternative to large time deposits. Refer to "Note 9 - Federal Funds Purchased and Securities Sold Under Agreements to Repurchase" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K for further details on the Company’s repurchase agreements.
The Company’s other borrowings totaled $564.4 million at year-end 2025, which were down $225.8 million from prior year end. The $564.4 million in borrowings at December 31, 2025, included $395.0 million in overnight advances from the FHLB and $169.4 million in term advances from the FHLB. Borrowings of $790.2 million at year-end 2024 represented $247.0 million in overnight borrowings and $543.2 million in FHLB term advances. Of the $169.4 million in FHLB term advances at year-end 2025, $45.0 million were due within three months, $20.0 million were due between three months and six months, $29.4 million were due between six months and one year, and $75.0 million were due in over one year. Refer to "Note 10 - Other Borrowings" in Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K for further details on the Company’s term borrowings with the FHLB.
Liquidity Management
The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy anticipated demand for credit, deposit withdrawals, and business investment opportunities. The Company’s large, stable core deposit base and strong capital position are the foundation for the Company’s liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. The Company’s Asset/Liability Management Committee monitors asset and liability positions of the Company’s subsidiary bank individually and on a combined basis. The Committee reviews periodic reports on liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company’s strong reputation in the communities it serves, along with its strong financial condition, provides access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company’s liquidity that are reasonably likely to occur. Management measures liquidity, including the level of cash, unencumbered securities, and the availability of dependable borrowing sources. The Board has set a policy limit stating that reliable sources of liquidity should remain in excess of 6% of total assets. The ratio was 16.2% at December 31, 2025 and 14.7% at December 31, 2024. In addition, the Company maintains access to the Federal Reserve Bank borrowing facility, which improved the reliable sources of liquidity ratio by an additional 2.9% at December 31, 2025, and 1.7% at December 31, 2024, to 19.1% and 16.4%, respectively. The Company also maintains board policy limits requiring that on-balance sheet liquidity, which includes liquid assets including cash, overnight funds sold, short-term investments, fair value of encumbered investment securities, and the guaranteed portion of government and agency loans, remain above 3% of total assets. As of December 31, 2025, this ratio was 11.1%.
Core deposits, discussed above under "Deposits and Other Liabilities", are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, municipal money market deposits, brokered deposits, reciprocal deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $2.1 billion at December 31, 2025 increased $43.3 million, or 2.1% as compared to December 31, 2024. Non-core funding sources, as a percentage of total liabilities, were 26.9% at December 31, 2025, compared to 27.5% at December 31, 2024.
Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $887.5 million at December 31, 2025 were either pledged or sold under agreements to repurchase, compared to $904.2 million at December 31, 2024. Pledged securities or securities sold under agreements to repurchase represented 52.1% of total securities at December 31, 2025, compared to 53.8% of total securities at December 31, 2024.
Cash and cash equivalents totaled $132.8 million as of December 31, 2025 which decreased from $134.4 million at December 31, 2024. Short-term investments, consisting of securities due in one year or less, decreased from $99.2 million at December 31, 2024, to $74.1 million at December 31, 2025.
Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $901.1 million at December 31, 2025 compared with $699.6 million at December 31, 2024. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.7 billion at December 31, 2025, up $8.4 million, or 0.5% compared with December 31, 2024. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.
Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary bank, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At December 31, 2025, the established borrowing capacity with the FHLB was $1.3 billion, or 15.2% of total assets, with available unencumbered mortgage-related assets of $525.5 million. In addition to the $564.4 million of FHLB borrowings outstanding at December 31, 2025, the Company had utilized $225 million of availability at December 31, 2025, to collateralize municipal deposits through several standby letters of credit with the FHLB. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.
Through various programs at the Federal Reserve Bank, the Company has the ability to use certain unencumbered loans and securities to secure borrowings from the Federal Reserve Bank's Discount Window. At December 31, 2025 the available borrowing capacity with the Federal Reserve Bank was $252.8 million, secured by commercial and mortgage-related loans. In addition to the available borrowing lines at the FHLB and Federal Reserve Bank, the Company maintains $799.1 million of unencumbered securities which could be pledged to further enhance secured borrowing capacity.
The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.
Table 7 - Loan Maturity

Remaining maturity of loans	December 31, 2025
(In thousands)	Total	Less than 1 year	After 1 year to 5 years	After 5 years to 15 years	After 15 years
Commercial and industrial	$1,100,647	$280,419	$361,786	$247,864	$210,578
Commercial real estate	3,662,035	189,871	866,965	1,623,513	981,686
Residential real estate	1,591,187	1,379	22,305	251,850	1,315,653
Total	$6,353,869	$471,669	$1,251,056	$2,123,227	$2,507,917

Of the loan amounts shown above in Table 7 - Loan Maturity, maturing over 1 year, $2.3 billion have fixed rates and $3.5 billion have adjustable rates.
Off-Balance Sheet Arrangements
In the normal course of business, the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan and letter of credit commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of December 31, 2025, are not necessarily indicative of future cash requirements. Further information on these commitments and contingent liabilities is provided in "Note 17 - Commitments and Contingent Liabilities" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.
Contractual Obligations
The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Most leases include options to renew for periods ranging from 5 to 20 years. In addition, the Company has a software contract for its core banking application through June 30, 2030 along with contracts for more specialized software programs through 2029. Further information on the Company’s lease arrangements is provided in "Note 7 - Premises and Equipment" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K. The Company’s contractual obligations as of December 31, 2025, are shown in Table 8-Contractual Obligations and Commitments below.
Table 8 - Contractual Obligations and Commitments

Contractual cash obligations	At December 31, 2025 Payments due within
(In thousands)	Total	1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$176,112	$98,962	$77,150	$0	$0
Operating leases [1]	35,965	3,724	6,887	6,098	19,256
Software contracts	10,241	3,272	4,392	2,577	0
Total contractual cash obligations	$222,318	$105,958	$88,429	$8,675	$19,256
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

Reconciliation of Net Income Available to Common Shareholders/Diluted Earnings Per Share (GAAP) to Adjusted Net Operating Income Available to Common Shareholders/Adjusted Diluted Earnings Per Share (Non-GAAP); Return on Average Assets and Return on Average Equity (GAAP) to Adjusted Return on Average Assets, Adjusted Return on Average Equity and Adjusted Operating Return on Average Shareholders' Tangible Common Equity (Non-GAAP)
	For the year ended December 31,
(In thousands, except per share data)	2025	2024	2023
Net income available to common shareholders	$161,071	$70,850	$9,505
Less: income attributable to unvested stock-based compensation awards	0	0	(42)
Net earnings allocated to common shareholders (GAAP)	161,071	70,850	9,463
Diluted earnings per share (GAAP)	11.24	4.97	0.66
Adjustments for non-operating income and expense:
(Gain) loss on sale of investment securities	78,721	(50)	70,019
(Gain) from sale of Tompkins Insurance Agencies, Inc.	(183,902)	0	0
Total adjustments	$(105,181)	$(50)	$70,019
Tax expense	(34,509)	(12)	17,155
Total adjustments, net of tax	$(70,672)	$(38)	$52,864
Adjusted net income or operating income (Non-GAAP)	90,399	70,812	62,369
Adjusted net earnings allocated to common shareholders (Non-GAAP)	90,399	70,812	0
Weighted average shares outstanding (basic)	14,252,810	14,218,106	14,254,661
Weighted average shares outstanding (diluted)	14,335,358	14,268,443	14,301,221
Adjusted/operating basic earnings per share (Non-GAAP)	6.34	4.98	4.37
Adjusted/operating diluted earnings per share (Non-GAAP)	6.31	4.96	4.36
Net income available to common shareholders	161,071	70,850	9,505
Adjusted net income or operating income (Non-GAAP)	90,399	70,812	62,369
Average total assets	8,224,794	7,875,339	7,641,672
Return on average assets (GAAP)	1.96%	0.90%	0.12%
Adjusted return on average assets (Non-GAAP)	1.10%	0.90%	0.82%
Net income available to common shareholders	161,071	70,850	9,505
Adjusted net income or operating income (Non-GAAP)	90,399	70,812	62,369
Average total equity	781,695	685,814	634,732
Return on average equity (GAAP)	20.61%	10.33%	1.50%
Adjusted return on average equity (Non-GAAP)	11.56%	10.33%	9.83%
Adjusted net income or operating income (Non-GAAP)	90,399	70,812	62,327
Average Tompkins Financial Corporation shareholders' equity	781,695	684,417	633,267
Amortization of intangibles	292	332	334
Tax expense	72	81	82
Amortization of intangibles, net of tax	220	251	252
Adjusted net income or operating income (Non-GAAP)	90,619	71,063	62,579
Average Tompkins Financial Corporation shareholders' equity	781,695	684,417	633,267
Average goodwill and intangibles	90,006	93,844	94,169
Average Tompkins Financial Corporation shareholders' tangible common equity (Non-GAAP)	$691,689	$590,573	$539,098
Adjusted operating return on average shareholders' tangible common equity (Non-GAAP)	13.10%	12.03%	11.61%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Interest rate risk is the primary market risk category associated with the Company’s operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. The Company manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time. The simulation models are used to estimate the potential effect of interest rate shifts on net interest income for future periods. Each quarter the Company’s Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within Board-approved levels. The Committee also considers strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. The Company uses derivatives to manage various risks and to accommodate the business requirements of its customers. Additional information on derivatives is available in "Note 23 - Derivatives and Hedging Activities" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.
The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the most recent simulation analysis performed as of November 30, 2025, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 1.3%, while a 200 basis point parallel decline in interest rates over a one-year period would result in a one year increase in net interest income of 0.3% from the base case. This simulation assumes no balance sheet growth, no changes in balance sheet mix, deposit rates move in a manner that reflects the historical relationship between deposit rate movement and changes in Federal funds rate, and no management action to address balance sheet mismatches.
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

In addition to the simulation analysis, management uses an interest rate gap measure. Table 9-Interest Rate Risk Analysis below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2025. The Company’s one-year interest rate gap was a negative $106.9 million or 1.23% of total assets at December 31, 2025, compared with a negative $565.8 million or 6.98% of total assets at December 31, 2024. The change from year-end 2024 to year-end 2025 is mainly due to commercial and commercial real estate loan growth in 2025 which generally shifted the overall loan portfolio towards earlier repricing relative to the loan portfolio at year-end 2024. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income has low to moderate risk in an increasing rate environment over the next 12 months. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Table 9 - Interest Rate Risk Analysis

December 31, 2025
(In thousands)	Total	0-3 months	3-6 months	6-12 months	12 months
Interest-earning assets[1]	$8,265,360	$1,993,629	$313,861	$722,144	$3,029,634
Interest-bearing liabilities	5,700,810	2,347,004	428,559	360,937	3,136,500
Net gap position		(353,375)	(114,698)	361,207	(106,866)
Net gap position as a percentage of total assets		(4.08)%	(1.32)%	4.17%	(1.23)%
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
The Audit Committee of the board of directors, composed solely of outside directors, meets periodically and privately with management, internal auditors, and the independent registered public accounting firm, KPMG LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The independent registered public accounting firm and internal auditors have unlimited access to the Audit Committee to discuss all such matters. The consolidated financial statements have been audited by KPMG LLP for the purpose of expressing an opinion on the consolidated financial statements. In addition, KPMG LLP has audited the Company's internal control over financial reporting, as of December 31, 2025.

/s/ Stephen S. Romaine	/s/ Matthew D. Tomazin	Date:	February 26, 2026

Stephen S. Romaine	Matthew D. Tomazin
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Tompkins Financial Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Tompkins Financial Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

Stamford, Connecticut
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Tompkins Financial Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of condition of Tompkins Financial Corporation and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Allowance for Credit Losses- Loans evaluated on a Collective Basis
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s total allowance for credit losses on loans was $57.7 million as of December 31, 2025, a substantial portion of which related to the allowance for credit losses for loans evaluated on a collective basis (the collective ACL on loans), while the reserve related to individually evaluated loans was $1.4 million. The collective ACL on loans includes the measure of expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable. The Company uses a discounted cash flow method (DCF method) where the payment expectations for each segment are adjusted for exposure at default using estimated prepayment speeds, time to recovery, probability of default (PD), and loss given default (LGD). The DCF methodology is calculated at the loan level in which an instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are discounted at the effective yield to produce an instrument level net present value (“NPV”) of expected cash flows. The ACL is established for the difference between the net present value of modeled cash flows and the amortized cost basis. The Company uses a regression analysis to determine suitable loss drivers (forecasts of national unemployment rates and a one year percentage change in national gross domestic product) when modeling lifetime PD and LGD, which are derived from historical internal and peer data, that incorporate probability weighted economic scenarios and macroeconomic assumptions over a four quarter reasonable and supportable forecast period. The Company measures expected credit losses by pooling financial assets with similar risk characteristics in order to allocate the losses based on the inherent risk in the specific portfolios. After the reasonable and supportable forecast period, the Company reverts back to a historical loss rate over eight quarters on a straight-line basis.  A portion of the collective ACL is comprised of qualitative adjustments to the expected loss estimates for information not already captured in the loss estimation process. These adjustments are based on qualitative factors not reflected in the quantitative model but likely to impact the measurement of estimated credit losses.
We identified the assessment of the collective ACL on loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL on loans due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL on loans methodology, including the methods and models used to estimate the modeled cash flows and other significant assumptions, including estimated prepayment speeds, the selection of economic forecast scenarios and scenario weightings, macroeconomic assumptions, and the reasonable and supportable forecast period. The assessment also included the evaluation of the qualitative factors and their significant assumptions, including the effects of limitations inherent in the quantitative model and an evaluation of the conceptual soundness and performance of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
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

Stamford, Connecticut
February 26, 2026

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	12/31/2025	12/31/2024
Cash and noninterest bearing balances due from banks	$50,717	$53,635
Interest bearing balances due from banks	82,100	80,763
Cash and Cash Equivalents	132,817	134,398

Available-for-sale debt securities, at fair value (amortized cost of $1,391,379 at December 31, 2025 and $1,367,123 at December 31, 2024)	1,382,068	1,231,532
Held-to-maturity debt securities, at amortized cost (fair value of $283,860 at December 31, 2025 and $267,295 at December 31, 2024)	312,528	312,462
Equity securities, at fair value	800	768
Loans held for sale	43,440	0
Total loans and leases, net of unearned income and deferred costs and fees	6,446,245	6,019,922
Less: Allowance for credit losses	57,671	56,496
Net Loans and Leases	6,388,574	5,963,426

Federal Home Loan Bank and other stock	32,307	42,255
Bank premises and equipment, net	72,418	76,627
Corporate owned life insurance	77,843	76,448
Goodwill	72,736	92,602
Other intangible assets, net	1,687	2,203
Accrued interest and other assets	151,050	176,359
Total Assets	8,668,268	8,109,080
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	3,742,402	3,558,946
Time	1,298,393	1,068,375
Noninterest bearing	1,896,967	1,844,484
Total Deposits	6,937,762	6,471,805

Federal funds purchased and securities sold under agreements to repurchase	95,569	37,036
Other borrowings	564,446	790,247
Other liabilities	132,114	96,548
Total Liabilities	7,729,891	7,395,636
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 14,449,845 at December 31, 2025; and 14,468,013 at December 31, 2024	1,446	1,447
Additional paid-in capital	299,206	300,073
Retained earnings	662,161	537,157
Accumulated other comprehensive loss	(19,054)	(118,492)
Treasury stock, at cost – 104,492 shares at December 31, 2025, and 131,497 shares at December 31, 2024	(5,382)	(6,741)
Total Tompkins Financial Corporation Shareholders’ Equity	938,377	713,444
Total Liabilities and Equity	$8,668,268	$8,109,080
 See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(In thousands, except per share data)	2025	2024	2023
INTEREST AND DIVIDEND INCOME
Loans	$334,604	$301,970	$260,434
Due from banks	760	741	674
Available-for-sale debt securities	39,287	36,779	29,677
Held-to-maturity debt securities	4,886	4,881	4,876
Federal Home Loan Bank and other stock	2,537	3,203	1,697
Total Interest and Dividend Income	382,074	347,574	297,358
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	17,237	16,914	11,421
Other deposits	93,010	87,069	59,387
Federal funds purchased and securities sold under agreements to repurchase	146	46	58
Other borrowings	21,950	32,443	16,978
Total Interest Expense	132,343	136,472	87,844
Net Interest Income	249,731	211,102	209,514
Less: Provision for credit loss expense	11,534	6,611	4,339
Net Interest Income After Provision for Credit Loss Expense	238,197	204,491	205,175
NONINTEREST INCOME
Insurance commissions and fees	35,569	39,100	37,351
Wealth management fees	20,115	19,589	17,951
Service charges on deposit accounts	7,258	7,288	6,913
Card services income	11,502	12,057	11,488
Gain on sale of TIA	188,241	0	0
Other income	12,875	10,061	6,511
Net gain (loss) on securities transactions	(78,689)	32	(69,973)
Total Noninterest Income	196,871	88,127	10,241
NONINTEREST EXPENSE
Salaries and wages	108,556	101,150	97,370
Other employee benefits	26,977	26,661	27,333
Net occupancy expense of premises	12,953	12,634	13,278
Furniture and fixture expense	7,476	7,666	8,663
Amortization of intangible assets	292	332	334
Other operating expense	53,958	51,199	56,314
Total Noninterest Expenses	210,212	199,642	203,292
Income Before Income Tax Expense	224,856	92,976	12,124
Income Tax Expense	63,785	22,003	2,495
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	161,071	70,973	9,629
Less: Net Income Attributable to Noncontrolling Interests	0	123	124
Net Income Attributable to Tompkins Financial Corporation	$161,071	$70,850	$9,505
Basic Earnings Per Share	$11.30	$4.98	$0.66
Diluted Earnings Per Share	$11.24	$4.97	$0.66
See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(In thousands)	2025	2024	2023
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$161,071	$70,973	$9,629
Other comprehensive income, net of tax:

Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	35,669	(2,121)	26,430
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale debt securities included in net income	59,041	(38)	52,838

Employee benefit plans:
Net retirement plan gain	4,179	7,832	3,410
Amortization of net retirement plan actuarial loss	285	700	843
Amortization of net retirement plan prior service cost	264	140	163
Other comprehensive income (loss)	99,438	6,513	83,684

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	260,509	77,486	93,313
Less: Net income attributable to noncontrolling interests	0	123	124
Total comprehensive income attributable to Tompkins Financial Corporation	$260,509	$77,363	$93,189
 See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2025	2024	2023
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$161,071	$70,850	$9,505
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for credit loss expense	11,534	6,611	4,339
Depreciation and amortization of premises, equipment, and software	8,325	10,143	11,399
Amortization of intangible assets	292	332	334
Gain on sale of TIA	(188,241)	0	0
Transaction costs related to the sale of TIA	(11,586)	0	0
Earnings from corporate owned life insurance	(2,415)	(2,768)	(1,727)
Net amortization on securities	(3,968)	(1,123)	2,434
Amortization/accretion related to purchase accounting	(269)	(691)	(677)
Current year tax liability	37,457	10,185	7,588
Deferred income tax (benefit) expense	(1,355)	(3,082)	(434)
Net (gain) loss on securities transactions	78,689	(32)	69,973
Net gain on sale of loans originated for sale	(2,161)	(1,001)	(96)
Proceeds from sale of loans originated for sale	87,727	41,071	4,591
Loans originated for sale	(89,317)	(41,128)	(5,097)
Loans held for sale	(43,440)	0	0
Net gain on sale of bank premises and equipment	28	(218)	(55)
Net excess tax (expense) benefit from stock based compensation	69	(134)	(229)
Stock-based compensation expense	3,486	4,631	4,100
Increase in accrued interest receivable	(1,874)	(2,716)	(1,242)
Increase in accrued interest payable	66	1,380	2,054
Other, net	(5,248)	2,656	(17,757)
Net Cash Provided by Operating Activities	38,870	94,966	89,003
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	227,990	198,432	161,835
Proceeds from sales of available-for-sale debt securities	485,516	39,952	440,488
Purchases of available-for-sale debt securities	(812,581)	(55,913)	(391,488)
Net increase in loans	(445,474)	(428,944)	(337,047)
Proceeds from sale/redemptions of Federal Home Loan Bank stock	144,409	114,015	116,198
Purchases of Federal Home Loan Bank and other stock	(134,462)	(122,551)	(132,197)
Proceeds from sale of bank premises and equipment	2,435	294	146
Purchases of bank premises, equipment and software	(6,921)	(6,209)	(6,762)
Purchase of corporate owned life insurance	(2)	(6,250)	0
Proceeds from redemption of corporate owned life insurance	1,022	17,994	1,872
Proceeds from sale of other real estate owned	16,669	0	175
Net proceeds from the sale of TIA	220,665	0	0
Other, net	0	(1,261)	479
Net Cash (Used in) Provided by Investing Activities	(300,734)	(250,441)	(146,301)
FINANCING ACTIVITIES
Net increase (decrease) in demand, money market, and savings deposits	235,939	1,596	(569,050)
Net increase in time deposits	230,280	70,784	367,070
Net increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	58,533	(13,960)	(5,282)
Increase in other borrowings	367,446	804,947	450,400
Repayment of other borrowings	(593,247)	(616,800)	(139,600)
Cash dividends	(36,092)	(35,049)	(34,512)
Common stock issued	119	170	0
Repurchase of common stock	(1,650)	0	(8,726)
Net shares issued related to restricted stock awards	(1,012)	(1,242)	(1,173)
Net proceeds from exercise of stock options	(33)	(115)	(124)
Net Cash Provided by (Used in) Financing Activities	260,283	210,331	59,003
Net Increase in Cash and Cash Equivalents	(1,581)	54,856	1,705
Cash and cash equivalents, beginning of the period	134,398	79,542	77,837
Total Cash and Cash Equivalents at End of Period	$132,817	$134,398	$79,542

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental Cash Flow Information

	Year ended December 31,
(In thousands)	2025	2024	2023

Cash paid during the year for - Interest	$132,539	$135,513	$86,258
Cash paid during the year for - Taxes	27,364	14,826	10,381
Transfer of loans to other real estate owned	626	14314	131
Transfer of loans to other assets	12,674	0	0
Right-of-use assets obtained in exchange for new lease liabilities	1,916	2,341	1,655
See notes to consolidated financial statements.

 TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2022	$1,456	$302,763	$526,727	$(208,689)	$(6,279)	$1,412	$617,390
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			9,505			124	9,629
Other comprehensive income				83,684			83,684
Total Comprehensive Income							93,313
Cash dividends ($2.40 per share)			(34,657)				(34,657)
Net exercise of stock options (1,996 shares, net)		(124)					(124)
Common stock repurchased and returned to unissued status (150,000 shares)	(15)	(8,711)					(8,726)
Stock-based compensation expense		4,100					4,100
Directors deferred compensation plan (3,348 shares)		331			(331)		0
Restricted stock activity (34,093 shares)	3	(1,176)					(1,173)
Adoption of Accounting Guidance ASU 2022-02			(65)				(65)
Dividend to noncontrolling interests						(124)	(124)
Balances at December 31, 2023	$1,444	$297,183	$501,510	$(125,005)	$(6,610)	$1,412	$669,934
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			70,850			123	70,973
Other comprehensive loss				6,513			6,513
Total Comprehensive Income							77,486
Cash dividends ($2.44 per share)			(35,132)				(35,132)
Net exercise of stock options (2,375 shares, net)	0	(115)					(115)
Treasury stock issued (4,260 shares)		170			55		225
Stock-based compensation expense		3,894					3,894
Directors deferred compensation plan (3,660 shares)		186			(186)		0
Restricted stock activity (23,808 shares)	3	(1,245)					(1,242)
Adjustment due to the adoption of ASU 2023-02			(71)				(71)
Partial repurchase of noncontrolling interest						(1,412)	(1,412)
Dividend to noncontrolling interests						(123)	(123)
Balances at December 31, 2024	$1,447	$300,073	$537,157	$(118,492)	$(6,741)	$0	$713,444

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2024	$1,447	$300,073	$537,157	$(118,492)	$(6,741)	$0	$713,444
Net income attributable to Tompkins Financial Corporation			161,071			0	161,071
Other comprehensive income				99,438			99,438
Total Comprehensive Income							260,509
Cash dividends ($3.13 per share)			(36,067)				(36,067)
Net exercise of stock options (736 shares, net)		(33)					(33)
Common stock repurchased and returned to unissued status (22,339 shares)	(2)	(1,648)					(1,650)
Treasury stock issued (2,300 shares)		119			30		149
Stock-based compensation expense		3,037					3,037
Directors deferred compensation plan (24,705 shares)		(1,329)			1,329		0
Restricted stock activity (3,435 shares)	1	(1,013)					(1,012)
Balances at December 31, 2025	$1,446	$299,206	$662,161	$(19,054)	$(5,382)	$0	$938,377
See notes to consolidated financial statements.

Note 1 Summary of Significant Accounting Policies
Basis Of Presentation
Tompkins Financial Corporation ("Tompkins" or "the Company") is registered as a Financial Holding Company with the Federal Reserve Board pursuant to the Bank Holding Company Act of 1956, as amended, organized under the laws of New York State. Tompkins is the parent company of Tompkins Community Bank. Tompkins Community Bank provides a full array of trust and investment services under the Tompkins Financial Advisors brand. Unless the context otherwise requires, the term "Company" refers to Tompkins Financial Corporation and its subsidiaries.
On October 31, 2025, the Company sold all of the issued and outstanding shares of capital stock of its insurance subsidiary, Tompkins Insurance Agencies, Inc. ("TIA") to Arthur J. Gallagher Risk Management Services, LLC ("Gallagher"). See "Note 2 - Divestiture" for further information on the sale.
The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority, of the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when the Company has both the power and ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
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
The Company measures expected credit losses of financial assets at the loan level by segment, by pooling loans when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow ("DCF") method to estimate the expected credit losses. Allowance on loans that do not share risk characteristics are evaluated on an individual basis. The Company assigns a credit risk rating to all commercial and commercial real estate loans. The Company reviews commercial and commercial real estate loans rated Special Mention or worse, on nonaccrual, and greater than $750,000 for loss potential and when deemed appropriate, assigns an allowance based on an individual evaluation.
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
Discounted Cash Flow Method
The Company uses the DCF method to estimate expected credit losses for the commercial and industrial, commercial real estate, residential, home equity, and consumer loan pools. For each of these loan segments, the Company generates cash flow projections at the loan level wherein payment expectations are adjusted for exposure at default using estimated prepayment speeds, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, and time to recovery are based on historical internal data.
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
The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the loan level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows ("NPV"). An ACL is established for the difference between the instrument’s NPV and amortized cost basis.
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
Goodwill
Goodwill represents the excess of purchase price over the fair value of assets acquired in a transaction using purchase accounting. Goodwill has an indefinite useful life and is not amortized, but is tested for impairment. Goodwill impairment tests are performed on an annual basis or when events or circumstances dictate. The Company accounts for goodwill under ASU

2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment", which eliminates an entity's requirement to compute the implied fair value. The Company tests goodwill annually as of December 31st. The Company has the option to perform a qualitative assessment of goodwill, which considers company-specific and economic characteristics that might impact its carrying value. If, based on this qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative test (Step 1) is performed, which compares the fair value of the reporting unit to the carrying amount of the reporting unit in order to identify potential impairment. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting units.
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
Tax Credit Investments
The Company accounts for its investments in qualified affordable housing projects using the proportional amortization method. Under that method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. As of December 31, 2025 and 2024, the Company's remaining investment in qualified affordable housing projects, net of amortization totaled $1.9 million and $2.1 million, respectively.
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
Trust and Investment Services
Assets held in fiduciary or agency capacities for customers are not included in the accompanying Consolidated Statements of Condition, since such items are not assets of the Company. Fees associated with providing trust and investment services are included in noninterest income. Additional information on trust and investment fees is presented in "Note 14 - Revenue Recognition."

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
Segment Reporting
The Company manages its operations through two reportable business segments in accordance with the standards set forth in FASB ASC Topic 280, "Segment Reporting". The two segments are: (i) banking ("Banking") and (ii) wealth management ("Tompkins Financial Advisors"). The Company’s wealth management services are managed separately from the Bank. Additional information on the segments is presented in "Note 22 - Segment and Related Information".
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
Pension and Other Employee Benefits
The Company maintains noncontributory defined-benefit and defined contribution plans, which cover substantially all employees of the Company. In addition, the Company also maintains supplemental employee retirement plans for certain executives and a post-retirement life and healthcare plan. These plans are discussed in detail in "Note 11 - Employee Benefit Plans". The Company incurs certain employment-related expenses associated with these plans. In order to measure the expense associated with these plans, various assumptions are made including the discount rate used to value certain liabilities, expected return on plan assets, anticipated mortality rates, and expected future healthcare costs. The assumptions are based on historical experience as well as current facts and circumstances. A third-party actuarial firm is used to assist management in measuring the expense and liability associated with the plans. The Company uses a December 31 measurement date for its plans. As of the measurement date, plan assets are determined based on fair value, generally representing observable market prices. The projected benefit obligation is primarily determined based on the present value of projected benefit distributions at an assumed discount rate.
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

Excess tax benefits (expenses) result when tax return deductions differ from recognized share-based compensation cost that is determined using the grant-date fair value approach for financial statement purposes. Excess tax benefits (expenses) related to the settlement of share-based awards are recorded as a decrease (increase) to income tax expense in the Consolidated Income Statements and are classified in the Consolidated Statements of Cash Flows as an operating activity.
Fair Value Measurements
The Company accounts for the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), for financial assets and financial liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. See "Note 19 - Fair Value Measurements".
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
Revenue Recognition
A majority of the Company's revenue is generated from interest income and falls outside the scope of ASC 606. Revenue streams within the scope of ASC 606 are presented in noninterest revenue streams and include deposit related fees, card services income, and trust and wealth management income. Prior to the sale of TIA on October 31, 2025, such revenue streams also included insurance commissions and fees. Refer to "Note 14 - Revenue Recognition" for additional disclosures.
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
Newly Adopted Accounting Standards
ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Adoption did not have a significant effect on our consolidated financial statements or disclosures.
ASU No. 2024-02, "Codification Improvements," removes all references to FASB Concepts Statements from the FASB Accounting Standards Codification to simplify the Codification. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Adoption did not have a significant effect on our consolidated financial statements or disclosures.
ASU No. 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The amendments in this update relate to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and interim periods in those years. Aside from complying with the new disclosure requirements this ASU did not have a material impact on our consolidated financial statements. Refer to "Note 15- Income Taxes" for required disclosures.

Accounting Standards Pending Adoption
ASU No. 2023-06, "Disclosure Improvements", amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The new guidance is intended to align GAAP requirements with those of the SEC. The ASU will become effective on the earlier of the date on which the SEC removes its disclosure requirements from Regulation S-X or Regulation S-K, or June 30, 2027. Early adoption is prohibited. Adoption of ASU 2023-06 is not expected to have a material impact on our consolidated financial statements.
ASU No. 2024-03, "Disaggregation of Income Statement Expenses," requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense captions, including employee compensation, depreciation, and intangible asset amortization. Tompkins is required to adopt this ASU prospectively for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective application are permitted. Tompkins is currently evaluating the potential impact of ASU 2024-03 on our consolidated financial statements.
ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements" was issued to improve the guidance within Topic 270, Interim Reporting, by clarifying applicability of the requirements. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Tompkins is currently evaluating the potential impact of ASU 2025-11 on our consolidated financial statements.
ASU No. 2025-12, "Codification Improvements," addresses suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to generally accepted accounting principles (GAAP). This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption is not expected to have a material impact on our consolidated financial statements.
The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.
Note 2 Divestiture
On October 31, 2025, the Company ceased insurance operations when it sold all of the issued and outstanding shares of capital stock of TIA to Gallagher. The gross purchase price was $223.0 million.
The net cash proceeds at closing included the gross purchase price of $223.0 million, adjusted by the items shown in the below table, for net proceeds of $220.8 million. The transaction also included a $20.6 million write off of Goodwill and Intangibles and a $16.1 million balance sheet write off. In connection with the sale, the Company recognized a gain on sale of $188.2 million, which is subject to certain post-closing adjustments during the 120-day post-closing settlement period ending on February 28, 2026. In addition, the Company recognized $4.3 million of noninterest expenses related to the sale.

(In thousands)
Gross purchase price pursuant to Stock Purchase Agreement	$223,000
Transaction costs settled at closing	11,586
Working capital adjustment settled at closing	(2,097)
Net cash proceeds at closing	$213,511
Fiduciary cash transferred to Gallagher	(12,912)
Indebtedness transferred to Gallagher	5,758
Adjusted net proceeds	$220,665
Tompkins recorded insurance revenue of $35.6 million in 2025, $39.1 million in 2024, and $37.4 million in 2023. For more information refer to "Note 22 - Segment and Related Information".
Prior to the sale of TIA, management evaluated the accounting treatment of the potential sale as it relates to held-for-sale and any succeeding discontinued operations financial impact. Based on management’s review of ASC 205-20-45-1E it determined that the transaction would not meet all necessary criteria to be considered discontinued operations.

Note 3 Securities
Available-for-Sale Debt Securities
The following tables summarize available-for-sale debt securities held by the Company at December 31, 2025 and 2024:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
U.S. Treasuries	$55,492	$213	$1,925	$53,780
Obligations of U.S. Government sponsored entities	354,128	5,928	11,653	348,403
Obligations of U.S. states and political subdivisions	81,517	7	5,214	76,310
Mortgage-backed securities – residential, issued by
U.S. Government agencies	315,001	852	2,357	313,496
U.S. Government sponsored entities	582,741	6,712	1,821	587,632
U.S. corporate debt securities	2,500	0	53	2,447
Total available-for-sale debt securities	$1,391,379	$13,712	$23,023	$1,382,068
December 31, 2024
U.S. Treasuries	$75,141	$140	$3,784	$71,497
Obligations of U.S. Government sponsored entities	398,648	2,008	20,376	380,280
Obligations of U.S. states and political subdivisions	86,328	4	8,638	77,694
Mortgage-backed securities – residential, issued by
U.S. Government agencies	68,130	3	4,879	63,254
U.S. Government sponsored entities	736,376	1,680	101,696	636,360
U.S. corporate debt securities	2,500	0	53	2,447
Total available-for-sale debt securities	$1,367,123	$3,835	$139,426	$1,231,532
Held-to-Maturity Debt Securities
The following tables summarize held-to-maturity debt securities held by the Company at December 31, 2025 and 2024:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
U.S. Treasuries	$85,831	$0	$7,037	$78,794
Obligations of U.S. Government sponsored entities	226,697	0	21,631	205,066
Total held-to-maturity debt securities	$312,528	$0	$28,668	$283,860
December 31, 2024
U.S. Treasuries	$86,049	$0	$11,361	$74,688
Obligations of U.S. Government sponsored entities	226,413	0	33,806	192,607
Total held-to-maturity debt securities	$312,462	$0	$45,167	$267,295
The following table sets forth information with regard to sales transactions of available-for-sale debt securities:

	Year ended December 31,
(In thousands)	2025	2024	2023
Proceeds from sales	$485,516	$39,952	$440,488
Gross realized gains	0	50	0
Gross realized losses	(78,721)	0	(69,983)
Net gain (loss) on sales of available-for-sale debt securities	$(78,721)	$50	$(69,983)

The Company's available-for-sale and held-to-maturity debt securities portfolios include callable securities that may be called prior to maturity. The Company did not recognize any gains on called securities for the years ended December 31, 2025, 2024 and 2023. The Company also recognized net gains of $32,000, net losses of $18,400, and net gains of $10,000 on equity securities for the years ended December 31, 2025, 2024 and 2023, respectively, reflecting the change in fair value.
In the fourth quarter of 2025, the Company completed a balance sheet repositioning for general balance sheet, portfolio and interest rate risk management, by selling approximately $564.2 million of available-for-sale debt securities, which resulted in a pre-tax loss on the sale of approximately $78.7 million. In 2023, the Company completed a similar balance sheet repositioning by selling approximately $510.5 million of available-for-sale debt securities, which resulted in a pre-tax loss on the sale of approximately $70.0 million.
The following table summarizes available-for-sale debt securities that had unrealized losses at December 31, 2025 and December 31, 2024:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
U.S. Treasuries	$0	$0	$38,936	$1,925	$38,936	$1,925
Obligations of U.S. Government sponsored entities	0	0	141,606	11,653	141,606	11,653
Obligations of U.S. states and political subdivisions	2,530	2	65,279	5,212	67,809	5,214
Mortgage-backed securities – residential, issued by
U.S. Government agencies	179,250	2,129	12,051	228	191,301	2,357
U.S. Government sponsored entities	291,424	1,452	7,990	369	299,414	1,821
U.S. corporate debt securities	0	0	2,447	53	2,447	53
Total available-for-sale debt securities	$473,204	$3,583	$268,309	$19,440	$741,513	$23,023
December 31, 2024
U.S. Treasuries	$0	$0	$57,019	$3,784	$57,019	$3,784
Obligations of U.S. Government sponsored entities	14,085	515	188,296	19,861	202,381	20,376
Obligations of U.S. states and political subdivisions	3,159	36	73,657	8,602	76,816	8,638
Mortgage-backed securities – residential, issued by
U.S. Government agencies	27,082	89	35,879	4,790	62,961	4,879
U.S. Government sponsored entities	32,063	502	523,353	101,194	555,416	101,696
U.S. corporate debt securities	0	0	2,447	53	2,447	53
Total available-for-sale debt securities	$76,389	$1,142	$880,651	$138,284	$957,040	$139,426

The following table summarizes held-to-maturity debt securities that had unrealized losses at December 31, 2025 and December 31, 2024:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
U.S. Treasuries	$0	$0	$78,794	$7,037	$78,794	$7,037
Obligations of U.S. Government sponsored entities	0	0	205,066	21,631	205,066	21,631
Total held-to-maturity debt securities	$0	$0	$283,860	$28,668	$283,860	$28,668
December 31, 2024
U.S. Treasuries	$0	$0	$74,688	$11,361	$74,688	$11,361
Obligations of U.S. Government sponsored entities	0	0	192,607	33,806	192,607	33,806
Total held-to-maturity debt securities	$0	$0	$267,295	$45,167	$267,295	$45,167
Within the available-for-sale and held-to-maturity portfolios, the total number of securities in an unrealized loss position were 232 and 577 at December 31, 2025 and 2024, respectively.
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
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of December 31, 2025, the held-to-maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including the Federal National Mortgage Agency and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk-free," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of December 31, 2025.
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
The Company did not recognize any net credit impairment charge to earnings on investment securities in 2025, 2024, or 2023.
The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following tables. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	December 31, 2025		December 31, 2024
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$74,224	$74,109	$100,000	$99,153
Due after one year through five years	238,913	231,336	227,502	215,976
Due after five years through ten years	180,500	175,495	212,789	199,457
Due after ten years	0	0	22,326	17,332
Total	493,637	480,940	562,617	531,918
Mortgage-backed securities	897,742	901,128	804,506	699,614
Total available-for-sale debt securities	$1,391,379	$1,382,068	$1,367,123	$1,231,532

	December 31, 2025		December 31, 2024
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after one year through five years	$174,870	$160,547	$117,283	$102,173
Due after five years through ten years	137,658	123,313	195,179	165,122
Total held-to-maturity debt securities	$312,528	$283,860	$312,462	$267,295
Trading Securities
The Company had no securities designated as trading during 2025 or 2024.
Pledged Securities
The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. See "Note 9 - Federal Funds Purchased and Securities Sold Under Agreements to Repurchase" for further discussion. Securities carried of $887.5 million and $904.2 million, at December 31, 2025 and 2024, respectively, were either pledged or sold under agreements to repurchase.
Concentrations of Securities
Except for U.S. government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of shareholders’ equity at December 31, 2025.
Equity Securities
The Company invests in one equity fund. This security is carried at fair value.
Investment in Small Business Investment Companies
The Company has equity investments in small business investment companies ("SBIC") established for the purpose of providing financing to small businesses in market areas served by the Company. These investments totaled $671,000 at December 31, 2025 and 2024, and were included in other assets on the Company’s Consolidated Statements of Condition. These investments are accounted for either under the cost method or the equity method of accounting. As of December 31, 2025, the Company reviewed these investments and determined that there was no impairment.

Federal Home Loan Bank Stock
The Company also holds non-marketable Federal Home Loan Bank New York ("FHLBNY") stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and ACBB stock totaled $32.2 million and $95,000, respectively, at December 31, 2025. These securities are carried at par, which is also cost. As of December 31, 2025, the FHLBNY continued to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY.
Note 4 Loans and Leases
Loans and Leases at December 31, 2025 and December 31, 2024 were as follows:

	Year ended December 31,
(In thousands)	2025	2024
Commercial and industrial
Agriculture	$114,475	$110,007
Commercial and industrial other	986,173	855,568
Subtotal commercial and industrial	1,100,648	965,575
Commercial real estate
Construction	448,901	385,931
Agriculture	234,292	217,582
Commercial real estate other	2,978,842	2,776,304
Subtotal commercial real estate	3,662,035	3,379,817
Residential real estate
Home equity	227,654	204,194
Mortgages	1,363,532	1,366,646
Subtotal residential real estate	1,591,186	1,570,840
Consumer and other
Indirect	68	229
Consumer and other	86,399	96,163
Subtotal consumer and other	86,467	96,392
Leases	10,413	12,484
Total loans and leases	$6,450,749	$6,025,108
Less: unearned income and deferred costs and fees	(4,504)	(5,186)
Total loans and leases, net of unearned income and deferred costs and fees	$6,446,245	$6,019,922
The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. There were no significant changes to the Company’s existing lending policies, underwriting standards or loan review procedures during 2025. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.
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
The Company may sell residential real estate loans in the secondary market based on interest rate considerations. These residential real estate loans are generally sold to FHLMC without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loan sales are subject to customary representations and warranties, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these general representations and warranties.
During 2025, 2024, and 2023, the Company sold residential mortgage loans totaling $85.6 million, $40.1 million, and $4.5 million, respectively, and realized net gains on these sales of $2.2 million, $1.0 million, and $96,000, respectively. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold to FHLMC, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2025, 2024, and 2023, the Company recorded mortgage-servicing assets of $642,000, $299,000, and $34,000, respectively. The loans sold to FHLMC were originated with the intent to sell.
Amortization of mortgage servicing assets amounted to $120,000 in 2025, $91,000 in 2024, and $81,000 in 2023. At December 31, 2025 and 2024, the Company serviced residential mortgage loans aggregating $227.7 million and $158.0 million. Mortgage servicing rights, at an amortized cost basis, totaled $1.7 million at December 31, 2025 and $1.1 million at December 31, 2024. These mortgage servicing rights were evaluated for impairment at year-end 2025 and 2024 and no impairment was recognized. Loans held for sale, which are included in residential real estate, totaled $5.4 million and $1.7 million at December 31, 2025 and 2024, respectively.
As members of the FHLB, the Company’s subsidiary bank may use unencumbered mortgage related assets to secure borrowings from the FHLB. At December 31, 2025 and 2024, the Company had $169.4 million and $543.2 million, respectively, of term advances from the FHLB that were secured by residential mortgage loans. In addition to the term advances presented above, standby letters of credit with the FHLB of $225.0 million and $200.0 million, at December 31, 2025 and 2024, respectively, were secured by residential mortgage loans.
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

The below tables present an aging analysis of past due loans, segregated by class of loans as of December 31, 2025 and 2024:

(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
December 31, 2025
Commercial and industrial
Agriculture	$4	$0	$0	$4	$114,471	$114,475
Commercial and industrial other	1,818	1,543	5,136	8,497	977,676	986,173
Subtotal commercial and industrial	1,822	1,543	5,136	8,501	1,092,147	1,100,648
Commercial real estate
Construction	0	0	17,302	17,302	431,599	448,901
Agriculture	69	0	0	69	234,223	234,292
Commercial real estate other	474	775	4,507	5,756	2,973,086	2,978,842
Subtotal commercial real estate	543	775	21,809	23,127	3,638,908	3,662,035
Residential real estate
Home equity	1,286	107	2,040	3,433	224,221	227,654
Mortgages	0	2,331	8,225	10,556	1,352,976	1,363,532
Subtotal residential real estate	1,286	2,438	10,265	13,989	1,577,197	1,591,186
Consumer and other
Indirect	0	0	0	0	68	68
Consumer and other	295	104	191	590	85,809	86,399
Subtotal consumer and other	295	104	191	590	85,877	86,467
Leases	0	0	0	0	10,413	10,413
Total loans and leases	$3,946	$4,860	$37,401	$46,207	$6,404,542	$6,450,749
Less: unearned income and deferred costs and fees	0	0	0	0	(4,504)	(4,504)
Total loans and leases, net of unearned income and deferred costs and fees	$3,946	$4,860	$37,401	$46,207	$6,400,038	$6,446,245

(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
December 31, 2024
Commercial and industrial
Agriculture	$0	$0	$0	$0	$110,007	$110,007
Commercial and industrial other	3,944	32	684	4,660	850,908	855,568
Subtotal commercial and industrial	3,944	32	684	4,660	960,915	965,575
Commercial real estate
Construction	1,120	17,400	0	18,520	367,411	385,931
Agriculture	81	0	0	81	217,501	217,582
Commercial real estate other	0	1,605	11,966	13,571	2,762,733	2,776,304
Subtotal commercial real estate	1,201	19,005	11,966	32,172	3,347,645	3,379,817
Residential real estate
Home equity	955	91	1,811	2,857	201,337	204,194
Mortgages	0	2,836	9,257	12,093	1,354,553	1,366,646
Subtotal residential real estate	955	2,927	11,068	14,950	1,555,890	1,570,840
Consumer and other
Indirect	3	2	7	12	217	229
Consumer and other	430	329	354	1,113	95,050	96,163
Subtotal consumer and other	433	331	361	1,125	95,267	96,392
Leases	0	0	0	0	12,484	12,484
Total loans and leases	$6,533	$22,295	$24,079	$52,907	$5,972,201	$6,025,108
Less: unearned income and deferred costs and fees	0	0	0	0	(5,186)	(5,186)
Total loans and leases, net of unearned income and deferred costs and fees	$6,533	$22,295	$24,079	$52,907	$5,967,015	$6,019,922

The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	December 31, 2025			December 31, 2024
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Commercial and industrial
Agriculture	$0	$0	$0	$0	$519	$0
Commercial and industrial other	4,565	8,305	0	0	1,023	0
Subtotal commercial and industrial	4,565	8,305	0	0	1,542	0
Commercial real estate
Construction	0	17,303	0	0	0	0
Agriculture	0	92	0	0	129	0
Commercial real estate other	1,463	5,469	0	24,179	32,461	0
Subtotal commercial real estate	1,463	22,864	0	24,179	32,590	0
Residential real estate
Home equity	232	2,624	0	610	2,889	0
Mortgages	1,570	13,931	1	1,338	13,389	9
Subtotal residential real estate	1,802	16,555	1	1,948	16,278	9
Consumer and other
Indirect	0	0	0	0	13	0
Consumer and other	0	70	145	0	125	314
Subtotal consumer and other	0	70	145	0	138	314
Leases	0	0	0	0	0	0
Total loans and leases	$7,830	$47,794	$146	$26,127	$50,548	$323
The difference between the interest income that would have been recorded if nonaccrual loans and leases had paid in accordance with their original terms and the interest income that was recorded, was $5.5 million for the year ended December 31, 2025, $13.9 million for the year ended December 31, 2024, and $2.2 million for year ended December 31, 2023. The Company had no material commitments to make additional advances to borrowers with nonperforming loans.
Note 5 Allowance for Credit Losses
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
The Company uses the DCF method to estimate expected credit losses for the commercial, commercial real estate, residential, home equity, and consumer loan pools. For each of these loan segments, the Company generates cash flow projections at the loan level wherein payment expectations are adjusted for exposure at default using estimated prepayment speeds, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, and time to recovery are based on historical internal data.
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
The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the loan level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows ("NPV"). An ACL is established for the difference between the instrument’s NPV and amortized cost basis.
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
Changes in the allowance for credit losses for the years ended December 31, 2025, 2024 and 2023 are summarized as follows:
Allowance for Credit Losses - Loans and Leases

(In thousands)	2025	2024	2023
Total allowance at beginning of year	$56,496	$51,584	$45,934
Impact of adopting ASU 2022-02	0	0	64
Provision for credit loss expense	11,564	7,418	4,865
Recoveries on loans and leases	821	634	1,820
Charge-offs on loans and leases	(11,210)	(3,140)	(1,099)
Total allowance at end of year	$57,671	$56,496	$51,584
Allowance for Credit Losses - Off-Balance Sheet Credit Exposures

(In thousands)	2025	2024	2023
Liabilities for off-balance sheet credit exposures at beginning of period	$1,463	$2,270	$2,796
Provision for credit loss expense related to off-balance sheet credit exposures	(30)	(807)	(526)
Liabilities for off-balance sheet credit exposures at end of period	$1,433	$1,463	$2,270

The following table details activity in the allowance for credit losses for loans for the years ended December 31, 2025 and 2024. The allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
December 31, 2025
Allowance for credit losses:
Beginning balance	$7,684	$35,837	$11,345	$1,568	$62	$56,496
Charge-offs	(1,541)	(7,310)	0	(2,359)	0	(11,210)
Recoveries	82	4	118	617	0	821
Provision (credit) for credit loss expense	4,009	6,724	(570)	1,404	(3)	11,564
Ending Balance	$10,234	$35,255	$10,893	$1,230	$59	$57,671
December 31, 2024
Allowance for credit losses:
Beginning balance	$6,667	$31,581	$11,700	$1,557	$79	$51,584
Charge-offs	(293)	(249)	0	(2,598)	0	(3,140)
Recoveries	40	7	135	452	0	634
Provision (credit) for credit loss expense	1,270	4,498	(490)	2,157	(17)	7,418
Ending Balance	$7,684	$35,837	$11,345	$1,568	$62	$56,496
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans as of December 31, 2025 and 2024:

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
December 31, 2025
Commercial and Industrial	$482	$4,565	$0	$5,047	$250
Commercial Real Estate	21,052	0	0	21,052	1,178
Total Loans and Leases	$21,534	$4,565	$0	$26,099	$1,428
December 31, 2024
Commercial and Industrial	$610	$0	$0	$610	$0
Commercial Real Estate	31,051	0	0	31,051	1,712
Total Loans and Leases	$31,661	$0	$0	$31,661	$1,712
Loan Modifications to Borrowers Experiencing Financial Difficulty
The Company from time to time modifies loans to borrowers experiencing financial difficulty. The modifications may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

The following tables show the amortized cost basis at December 31, 2025 and 2024 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

(In thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Loans and Leases
December 31, 2025
Commercial and Industrial
Commercial and industrial other	$101	$410	$0	$262	$0	$773	0.08%
Subtotal commercial and industrial	101	410	0	262	0	773	0.07%
Commercial Real Estate
Commercial real estate other	0	2,856	0	0	382	3,238	0.11%
Subtotal commercial real estate	0	2,856	0	0	382	3,238	0.09%
Residential
Home equity	0	0	0	50	0	50	0.02%
Mortgages	0	0	0	109	953	1,062	0.08%
Subtotal residential	0	0	0	159	953	1,112	0.07%
Consumer
Consumer and other	23	0	0	0	0	23	0.03%
Subtotal consumer	23	0	0	0	0	23	0.03%
Total loans and leases	$124	$3,266	$0	$421	$1,335	$5,146	0.08%

(In thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Loans and Leases
December 31, 2024
Commercial and Industrial
Commercial and industrial other	$10	$463	$0	$110	$45	$628	0.07%
Subtotal commercial and industrial	10	463	0	110	45	628	0.07%
Commercial Real Estate
Commercial real estate other	0	2,990	0	0	394	3,384	0.12%
Subtotal commercial real estate	0	2,990	0	0	394	3,384	0.10%
Residential
Home equity	0	0	0	40	0	40	0.02%
Mortgages	0	0	0	112	548	660	0.05%
Subtotal residential	0	0	0	152	548	700	0.04%
Consumer
Consumer and other	22	0	0	0	0	22	0.02%
Subtotal consumer	22	0	0	0	0	22	0.02%
Total loans and leases	$32	$3,453	$0	$262	$987	$4,734	0.08%

The following tables show the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of December 31, 2025 and 2024:

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
December 31, 2025
Commercial and Industrial
Commercial and industrial other	$474	$262	$0	$0	$37	$773
Subtotal commercial and industrial	474	262	0	0	37	773
Commercial Real Estate
Commercial real estate other	3,238	0	0	0	0	3,238
Subtotal commercial real estate	3,238	0	0	0	0	3,238
Residential Real Estate
Home equity	50	0	0	0	0	50
Mortgages	260	0	0	0	802	1,062
Subtotal residential real estate	310	0	0	0	802	1,112
Consumer and Other
Consumer and other	23	0	0	0	0	23
Subtotal consumer and other	23	0	0	0	0	23
Total	$4,045	$262	$0	$0	$839	$5,146

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
December 31, 2024
Commercial and Industrial
Commercial and industrial other	$618	$0	$0	$0	$10	$628
Subtotal commercial and industrial	618	0	0	0	10	628
Commercial Real Estate
Commercial real estate other	3,384	0	0	0	0	3,384
Subtotal commercial real estate	3,384	0	0	0	0	3,384
Residential Real Estate
Home equity	0	0	0	0	40	40
Mortgages	154	0	112	0	394	660
Subtotal residential real estate	154	0	112	0	434	700
Consumer and Other
Consumer and other	0	0	0	0	22	22
Subtotal consumer and other	0	0	0	0	22	22
Total	$4,156	$0	$112	$0	$466	$4,734

The following tables present credit quality indicators by total loans on an amortized cost basis by origination year, and current year gross writeoffs as of December 31, 2025 and 2024:

December 31, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Internal risk grade:
Pass	$178,999	$111,528	$81,883	$73,977	$37,104	$126,706	$316,314	$8,606	$935,117
Special Mention	9,871	9,447	90	1,154	178	1,468	21,037	0	43,245
Substandard	0	423	1,433	0	390	192	5,032	341	7,811
Total Commercial and Industrial - Other	$188,870	$121,398	$83,406	$75,131	$37,672	$128,366	$342,383	$8,947	$986,173
Current-period gross writeoffs	$526	$597	$85	$66	$254	$13	$0	$0	$1,541
Commercial and Industrial - Agriculture:
Pass	$11,890	$9,337	$24,659	$7,539	$1,418	$3,852	$55,263	$470	$114,428
Special Mention	0	0	0	0	22	25	0	0	47
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - Agriculture	$11,890	$9,337	$24,659	$7,539	$1,440	$3,877	$55,263	$470	$114,475
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate
Pass	$409,529	$320,178	$256,566	$310,051	$374,436	$1,204,064	$19,291	$19,216	$2,913,331
Special Mention	6,500	305	927	1,961	1,362	45,932	0	0	56,987
Substandard	0	399	927	1,149	1,461	3,804	784	0	8,524
Total Commercial Real Estate	$416,029	$320,882	$258,420	313,161	377,259	1,253,800	$20,075	$19,216	$2,978,842
Current-period gross writeoffs	$0	$0	$0	$0	$2,000	$5,310	$0	$0	$7,310
Commercial Real Estate - Agriculture:
Pass	$26,485	$23,114	$11,133	$41,082	$20,087	$103,609	$4,488	$4,026	$234,024
Special Mention	0	0	0	0	0	141	0	0	141
Substandard	0	0	0	0	0	127	0	0	127
Total Commercial Real Estate - Agriculture	$26,485	$23,114	$11,133	$41,082	$20,087	$103,877	$4,488	$4,026	$234,292
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Construction
Pass	$0	$13,222	$30,274	$1,542	$15,688	$349	$344,568	$25,659	$431,302
Special Mention	0	0	0	0	0	0	297	0	297
Substandard	0	0	0	0	0	0	17,302	0	17,302
Total Commercial Real Estate - Construction	$0	$13,222	$30,274	$1,542	$15,688	$349	$362,167	$25,659	$448,901
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Residential - Home Equity
Performing	$1,613	$767	$1,448	$1,309	$795	$17,309	$200,118	$1,671	$225,030
Nonperforming	0	0	0	0	0	1,382	1,242	0	2,624
Total Residential - Home Equity	$1,613	$767	$1,448	$1,309	$795	$18,691	$201,360	$1,671	$227,654
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Mortgages
Performing	$113,023	$104,677	$120,785	$160,682	$220,793	$629,641	$0	$0	$1,349,601
Nonperforming	103	294	878	982	1,037	10,637	0	0	13,931
Total Residential - Mortgages	$113,126	$104,971	$121,663	$161,664	$221,830	$640,278	$0	$0	$1,363,532
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$34,987	$11,109	$11,207	$7,430	$6,887	$12,427	$2,282	$0	$86,329
Nonperforming	0	0	2	21	0	40	7	0	70
Total Consumer - Direct	$34,987	$11,109	$11,209	$7,451	$6,887	$12,467	$2,289	$0	$86,399
Current-period gross writeoffs	$2,220	$15	$17	$17	$20	$55	$0	$0	$2,344
Consumer - Indirect
Performing	$0	$0	$0	$0	$17	$51	$0	$0	$68
Nonperforming	0	0	0	0	0	0	0	0	0
Total Consumer - Indirect	$0	$0	$0	$0	$17	$51	$0	$0	$68
Current-period gross writeoffs	$0	$0	$0	$0	$0	$15	$0	$0	$15

December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Pass	$164,809	$114,591	$60,984	$54,087	$19,311	$144,785	$256,621	$35,968	$851,156
Special Mention	334	288	174	808	144	375	157	0	2,280
Substandard	425	0	41	43	4	608	1,011	0	2,132
Total Commercial and Industrial - Other	$165,568	$114,879	$61,199	$54,938	$19,459	$145,768	$257,789	$35,968	$855,568
Current-period gross writeoffs	$0	$15	$30	$44	$21	$432	$0	$0	$542
Commercial and Industrial - Agriculture:
Pass	$15,686	$23,823	$9,893	$2,233	$1,660	$11,304	$42,438	$2,895	$109,932
Special Mention	0	0	0	34	0	0	0	0	34
Substandard	0	0	0	0	41	0	0	0	41
Total Commercial and Industrial - Agriculture	$15,686	$23,823	$9,893	$2,267	$1,701	$11,304	$42,438	$2,895	$110,007
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate
Pass	$331,943	$242,564	$324,510	$355,090	$277,220	$1,088,575	$50,632	$16,958	$2,687,492
Special Mention	0	0	1,499	599	15,205	12,637	4,452	0	34,392
Substandard	731	973	1,474	2,561	1,840	45,856	985	0	54,420
Total Commercial Real Estate	$332,674	$243,537	$327,483	$358,250	$294,265	$1,147,068	$56,069	$16,958	$2,776,304
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Agriculture:
Pass	$23,754	$11,594	$37,398	$21,510	$19,853	$96,967	$4,169	$1,950	$217,195
Special Mention	0	0	0	0	0	217	0	0	217
Substandard	0	0	0	0	0	170	0	0	170
Total Commercial Real Estate - Agriculture	$23,754	$11,594	$37,398	$21,510	$19,853	$97,354	$4,169	$1,950	$217,582
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Construction
Pass	$13,160	$744	$682	$5,003	$1,986	$802	$293,479	$52,675	$368,531
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	17,400	0	17,400
Total Commercial Real Estate - Construction	$13,160	$744	$682	$5,003	$1,986	$802	$310,879	$52,675	$385,931
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Residential - Home Equity
Performing	$15,181	$3,106	$2,383	$1,053	$784	$12,993	$163,202	$2,603	$201,305
Nonperforming	0	0	0	0	0	594	2,295	0	2,889
Total Residential - Home Equity	$15,181	$3,106	$2,383	$1,053	$784	$13,587	$165,497	$2,603	$204,194
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Mortgages
Performing	$106,698	$130,463	$172,310	$239,307	$204,310	$500,169	$0	$0	$1,353,257
Nonperforming	0	707	612	737	948	10,385	0	0	13,389
Total Residential - Mortgages	$106,698	$131,170	$172,922	$240,044	$205,258	$510,554	$0	$0	$1,366,646
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$40,812	$18,082	$10,022	$9,109	$3,953	$11,485	$2,575	$0	$96,038
Nonperforming	0	4	24	8	4	77	8	0	125
Total Consumer - Direct	$40,812	$18,086	$10,046	$9,117	$3,957	$11,562	$2,583	$0	$96,163
Current-period gross writeoffs	$2,272	$15	$11	$32	$10	$229	$0	$0	$2,569
Consumer - Indirect
Performing	$0	$0	$0	$52	$23	$141	$0	$0	$216
Nonperforming	0	0	0	0	0	13	0	0	13
Total Consumer - Indirect	$0	$0	$0	$52	$23	$154	$0	$0	$229
Current-period gross writeoffs	$0	$0	$0	$0	$0	$29	$0	$0	$29
Note 6 Goodwill and Other Intangible Assets

(In thousands)	Banking	Insurance	Wealth Management	Total
Balance at January 1, 2024	$64,524	$19,867	$8,211	$92,602
Adjustment to goodwill	0	0	0	0
Balance at December 31, 2024	64,524	19,867	8,211	92,602
Adjustment to goodwill[1]	1	(19,867)	0	(19,866)
Balance at December 31, 2025	$64,525	$0	$8,211	$72,736
1 In the fourth quarter of 2025, the Company wrote off $19.9 million of Goodwill and $0.8 million of Other Intangible Assets, as a result of the sale of its insurance subsidiary.
Goodwill is assigned to reporting units. The Company reviews its goodwill and intangible assets annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Based on the Company’s review as of December 31, 2025, there was no impairment of its goodwill or intangible assets.

Other Intangible Assets
The following tables provide information regarding the Company's amortizing intangible assets:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2025
Amortized intangible assets:
Core deposit intangible	$0	$0	$0
Customer relationships[1]	0	0	0
Other intangibles[1]	5,829	4,142	1,687
Total intangible assets	$5,829	$4,142	$1,687
December 31, 2024
Amortized intangible assets:
Core deposit intangible	$18,774	$18,774	$0
Customer relationships	9,048	8,237	811
Other intangibles	7,220	5,828	1,392
Total intangible assets	$35,042	$32,839	$2,203
1 In the fourth quarter of 2025, the Company wrote off $19.9 million of Goodwill and $0.8 million of Other Intangible Assets, as a result of the sale of its insurance subsidiary.
Amortization expense related to intangible assets totaled $292,000 in 2025, $332,000 in 2024 and $334,000 in 2023. Amortization of mortgage servicing rights was $120,000 in 2025, $91,000 in 2024 and $81,000 in 2023.

Note 7 Premises and Equipment
Premises and equipment at December 31 were as follows:

(In thousands)	2025	2024
Land	$7,988	$8,062
Premises and equipment	103,269	104,847
Furniture, fixtures, and equipment	89,962	91,146
Accumulated depreciation and amortization	(128,801)	(127,428)
Total	$72,418	$76,627
Depreciation and amortization expenses in 2025, 2024, and 2023 are included in operating expenses as follows:

(In thousands)	2025	2024	2023
Premises	$2,607	$2,713	$2,844
Furniture, fixtures, and equipment	4,018	4,756	5,246
Total	$6,625	$7,469	$8,090
The Company leases land, buildings and equipment under operating lease arrangements. Total gross rental expense amounted to $3.9 million in 2025, $4.1 million in 2024, and $4.7 million in 2023. Most leases include options to renew for periods ranging from 5 to 20 years.
Lease components
Right-of-use lease assets totaled $26.2 million and $26.9 million at December 31, 2025 and 2024, respectively and are reported in accrued interest and other assets in the accompanying consolidated statements of condition. The related lease liabilities totaled $27.7 million and $28.5 million at December 31, 2025 and 2024, respectively, and are reported in other liabilities in the accompanying consolidated statements of condition. Lease payments under operating leases that were applied to our operating lease liability totaled $2.7 million during 2025 and $2.9 million during 2024. Included in the lease payment figures above for December 31, 2025 and 2024 were lease termination payments totaling $156,000 and $579,000, respectively, which were applied to the lease liability.
The components of operating lease expense, primarily included in “Net occupancy expense of premises,” in 2025, 2024, and 2023 were as follows:

(In thousands)	2025	2024	2023
Operating lease cost	$3,851	$4,083	$4,741
Variable lease cost	660	687	681
Short-term lease cost	20	9	2
Total lease cost	$4,531	$4,779	$5,424
At December 31, 2025, we did not have any material finance lease assets or liabilities.
Other information related to operating leases for 2025 and 2024 was as follows:

(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,895	$3,863
Weighted-average remaining lease term on operating leases	10.72	11.35
Weighted-average discount rates on operating leases	3.75%	3.67%
Right-of-use assets obtained in exchange for lease liabilities	1,916	2,341
The following table reconciles future undiscounted lease payments due under non-cancelable operating leases (those amounts subject to recognition) to the aggregate operating lessee lease liability as of December 31, 2025:

(In thousands)
2026	$3,724
2027	3,545
2028	3,342
2029	3,084
2030	3,014
2031 and subsequent years	19,256
Total lease payments	35,965
Less: Interest	8,253
Present value of lease liabilities	$27,712

Note 8 Deposits
Aggregate time deposits of $250,000 or more were $551.9 million at December 31, 2025, and $465.8 million at December 31, 2024. Scheduled maturities of time deposits at December 31, 2025, were as follows:

(In thousands)	Less than $250,000	$250,000 and over	Total
Maturity
Three months or less	$296,319	$189,270	$485,589
Over three through six months	213,862	188,428	402,290
Over six through twelve months	107,146	105,879	213,025
Total due in 2026	$617,327	$483,577	$1,100,904
2027	67,349	50,982	118,331
2028	50,685	15,840	66,525
2029	9,464	1,275	10,739
2030	1,028	0	1,028
Thereafter	606	260	866
Total	$746,459	$551,934	$1,298,393
Note 9 Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
Information regarding securities sold under agreements to repurchase and Federal funds purchased is detailed in the following table for the years ended December 31:

Securities Sold Under Agreements to Repurchase
(In thousands)	2025	2024	2023
Total outstanding at December 31	$45,569	$37,036	$50,996

Maximum month-end balance	74,531	67,506	71,031
Average balance during the year	41,251	42,739	55,773
Weighted average rate at December 31	0.11%	0.10%	0.11%
Average interest rate paid during the year	0.11%	0.11%	0.10%
Federal Funds Purchased
Total outstanding at December 31	$50,000	$0	$0
Average balance during the year	2,109	13	0
Weighted average rate at December 31	3.90%	N/A	N/A
Average interest rate paid during the year	4.80%	5.99%	0.00%
Securities sold under agreements to repurchase ("repurchase agreements") are secured borrowings that typically mature within 30 to 90 days, although the Company has, at times, entered into repurchase agreements with the Federal Home Loan Bank ("FHLB") with longer maturities. The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $45.6 million at December 31, 2025. The Company had no outstanding wholesale repurchase agreements at December 31, 2025.
Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.
Federal funds purchased are short-term borrowings that typically mature within one to 90 days.
The Company, through its subsidiary bank, had available line-of-credit agreements with correspondent banks permitting borrowings to a maximum of approximately $149.0 million at December 31, 2025, and $139.0 million at December 31, 2024. There were $50.0 million and $0 outstanding advances against those lines at December 31, 2025 and December 31, 2024, respectively.

Note 10 Other Borrowings
The following table summarizes the Company’s borrowings as of December 31:

(In thousands)	2025	2024
Overnight FHLB advances	$395,000	$247,000
Term FHLB advances	169,446	543,247
Total other borrowings	$564,446	$790,247
Through its subsidiary bank, the Company has a borrowing relationship with the FHLB, which provides secured borrowing capacity, subject to available collateral. As a member of the FHLB, the Company can use certain unencumbered mortgage-related assets and securities to secure borrowings from the FHLB. Established borrowing capacity with the FHLB was $1.3 billion and $1.5 billion at December 31, 2025 and December 31, 2024, respectively. The unused borrowing capacity on established lines with the FHLB was $525.5 million and $502.8 million at December 31, 2025 and December 31, 2024, respectively.
At December 31, 2025, there were $395.0 million in overnight advances and $169.4 million in term advances with the FHLB, with a weighted average rate of 4.02%, compared to $247.0 million in overnight advances and $543.2 million in term advances with a weighted average rate of 4.52%, at December 31, 2024. At December 31, 2025, the term advances with the FHLB includes $94.4 million which matures within one year and $75.0 million which matures in over one year. Maturities of advances due in over one year include $50.0 million in 2027 and $25.0 million in 2028.
In addition to amounts presented above, availability of $225 million and $200 million, at December 31, 2025 and 2024, respectively, was utilized to collateralize municipal deposits through several standby letters of credit with the Federal Home Loan Bank.
The Company had no callable FHLB borrowings at December 31, 2025.
The Company has a $25.0 million line of credit with a bank. As of December 31, 2025 and December 31, 2024, there was no outstanding balance on the line. The line matures in June 2027.
Note 11 Employee Benefit Plans
The Company maintains a noncontributory defined-benefit plan (the "DB Pension Plan") and a 401(k) plan (the "Retirement Savings Plan"). The Company makes matching contributions under the Retirement Savings Plan. The Company also sponsors an Employee Stock Ownership Plan ("ESOP") covering substantially all employees of the Company that have at least one year of service. The ESOP provides for Company contributions in the form of common stock of the Company. Annual contributions are limited to a maximum amount as stipulated in the ESOP.
The DB Pension Plan was closed to new employees at year-end 2009 and was frozen on July 31, 2015. The benefits under the DB Pension Plan are based on years of service, age and percentages of the employees' average final compensation. Assets of the Company's DB Pension Plan are invested in mutual funds and cash equivalents.
The Retirement Savings Plan covers substantially all employees of the Company who have reached the age of 21. Employees may contribute a percentage of their eligible compensation with a Company match of such contributions up to a maximum match of 2%. In 2025, 2024, and 2023, the Company also provided an additional employer contribution of 2% of the employee's base pay. The Company’s expense associated with these contributions was $3.4 million in 2025, $3.4 million in 2024, and $3.2 million in 2023. For employees hired prior to July 1, 2023, the Company may make annual discretionary contributions equal to a percentage of pay based on the participant's age and service with the Company. Expenses related to the discretionary contributions totaled $3.8 million in 2025, $3.9 million in 2024, and $4.2 million in 2023.
Annually, the Tompkins Board of Directors determines a profit-sharing payout to its employees. A portion is paid out in cash, contributed to a health savings account, or deferred into the Retirement Savings Plan at the direction of the employee. The other portion of the approved amount is paid in Company common stock into the ESOP. Compensation expense related to the profit-sharing payout totaled $3.9 million in 2025, $3.8 million in 2024, and $1.4 million in 2023.
The Company maintains supplemental executive retirement plans ("SERPs") for certain executives. In 2016, certain SERPs were amended and restated to reflect changes resulting from the freezing of the DB Pension Plan, and the Company entered into additional SERP agreements with certain executives. All benefits provided under the SERPs are unfunded and the Company makes payments to plan participants.
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
GAAP requires an employer to recognize in its statements of condition as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. The following table sets forth the changes in the projected benefit obligation for the DB Pension Plan and SERPs and the accumulated post-retirement benefit obligation for the Life and Healthcare Plan, the respective plan assets, and the plans’ funded status and amounts recognized in the Company’s Consolidated Statements of Condition at December 31, 2025 and 2024 (the measurement dates of the plans).

	DB Pension Plan		Life and Healthcare Plan		DB SERP
(In thousands)	2025	2024	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$65,266	$70,718	$6,905	$7,603	$22,872	$24,961
Service cost	0	0	18	25	56	59
Interest cost	3,258	3,188	343	342	1,143	1,130
Plan participants’ contributions	0	0	116	87	0	0
Amendments	(15)	0	0	0	0	0
Curtailments	0	0	(96)	0	(963)	0
Actuarial loss (gain)	1,978	(4,288)	(176)	(815)	(68)	(2,259)
Benefits paid	(4,728)	(4,352)	(381)	(337)	(1,117)	(1,019)
Benefit obligation at end of year	$65,759	$65,266	$6,729	$6,905	$21,923	$22,872
Change in plan assets:
Fair value of plan assets at beginning of year	$88,316	$84,644	$0	$0	$0	$0
Actual return on plan assets	12,678	8,025	0	0	0	0
Plan participants’ contributions	0	0	116	87	0	0
Employer contributions	0	0	265	250	1,117	1,019
Benefits paid	(4,728)	(4,353)	(381)	(337)	(1,117)	(1,019)
Fair value of plan assets at end of year	$96,266	$88,316	$0	$0	$0	$0
Funded (unfunded) status	$30,507	$23,050	$(6,729)	$(6,905)	$(21,923)	$(22,872)
The benefit obligation for the DB Pension Plan at December 31, 2025 and 2024, was $65.8 million and $65.3 million, respectively. The accumulated benefit obligation for the Life and Healthcare Plan at December 31, 2025 was $6.7 million compared to $6.9 million at December 31, 2024. The accumulated benefit obligation for the SERPs at December 31, 2025 was $20.7 million and was $20.0 million at December 31, 2024. The funded status of the DB Pension Plan of $30.5 million was recognized in accrued interest and other assets, and the unfunded status of the Life and Healthcare Plan and the SERPs of $6.7 million and $21.9 million, respectively, was recognized in other liabilities in the Consolidated Statements of Condition at December 31, 2025. The funded status of the DB Pension Plan of $23.1 million was recognized in accrued interest and other assets, and the unfunded status of the Life and Healthcare Plan and the SERPs of $6.9 million and $22.9 million, respectively, was recognized in other liabilities in the Consolidated Statements of Condition at December 31, 2024.
The actuarial (gain) loss shown above totaling a gain of $1.7 million in 2025 and a loss of $7.4 million in 2024 were mainly the result of changes in the discount rates used to measure the benefit obligation of all plans at year end compared to those used at the prior year-end. The specific discount rates for each plan at December 31, 2025 and December 31, 2024 are provided below.
Net periodic benefit cost and other comprehensive income (loss) includes the following components:

(In thousands)	DB Pension Plan			Life and Healthcare Plan			DB SERP
Components of net periodic benefit cost	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$0	$0	$0	$18	$25	$33	$56	$59	$43
Interest cost	3,258	3,188	3,275	343	342	354	1,143	1,130	1,148
Expected return on plan assets	(5,372)	(5,147)	(4,789)	0	0	0	0	0	0
Amortization of prior service (credit) cost	(1)	0	0	(17)	(42)	(61)	213	226	278
Recognized net actuarial loss (gain)	672	0	1,156	(270)	0	(40)	(22)	0	0
Recognized net actuarial gain due to curtailments	0	0	0	(99)	0	0	(817)	0	0
Net periodic benefit (credit) cost	$(1,443)	$(1,959)	$(358)	$(25)	$325	$286	$573	$1,415	$1,469
Service cost is included in salaries and wages in the Consolidated Statements of Income. The other components of net periodic benefit cost are included in other operating expense in the Consolidated Statements of Income.
In connection with the sale of its insurance agency subsidiary in the fourth quarter of 2025, the Company recognized curtailment gains related to the SERPs and its Life and Healthcare Plan of $817,000 and $99,000, respectively.
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

(In thousands)	DB Pension Plan			Life and Healthcare Plan			DB SERP
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net actuarial gain	$(5,328)	$(7,166)	$(4,048)	$(176)	$(815)	$(153)	$(68)	$(2,259)	$(315)
Recognized actuarial (loss) gain	(672)	(976)	(1,156)	270	61	40	22	0	0
Prior service credit	(15)	0	0	0	0	0	0	0	0
Recognized prior service cost (credit)	1	0	0	16	43	61	(213)	(226)	(278)
Prior service cost (credit) recognized due to curtailment	0	0	0	4	0	0	(145)	0	0
Recognized in other comprehensive loss	$(6,014)	$(8,142)	$(5,204)	$114	$(711)	$(52)	$(404)	$(2,485)	$(593)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(7,457)	$(10,101)	$(5,562)	$89	$(386)	$234	$169	$(1,070)	$876

Pre-tax amounts recognized as a component of accumulated other comprehensive income (loss) as of year-end that have not been recognized as a component of the Company’s combined net periodic benefit cost of the Company’s DB Pension Plan, Life and Healthcare Plan and SERPs are presented in the following table:

(In thousands)	DB Pension Plan			Life and Healthcare Plan			DB SERP
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net actuarial loss (gain)	$19,123	$25,123	$33,265	$(1,681)	$(1,775)	$(1,022)	$(2,018)	$(1,972)	$287
Prior service cost (credit)	(15)	0	0	(42)	(62)	(104)	727	1,085	1,311
Total	$19,108	$25,123	$33,265	$(1,723)	$(1,837)	$(1,126)	$(1,291)	$(887)	$1,598
Weighted-average assumptions used in accounting for the plans were as follows:

	DB Pension Plan			Life and Healthcare Plan			DB SERP
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount Rates
Benefit Cost for Plan Year	5.42%	4.75%	4.95%	5.46%	4.79%	4.98%	5.46%	4.78%	4.98%
Benefit Obligation at End of Plan Year	5.28%	5.42%	4.75%	5.35%	5.46%	4.79%	5.32%	5.46%	4.78%
Expected long-term return on plan assets	6.25%	6.25%	6.25%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase
Benefit Cost for Plan Year	N/A	N/A	N/A	4.00%	4.00%	4.00%	5.00%	5.00%	5.00%
Benefit Obligation at End of Plan Year	N/A	N/A	N/A	4.00%	4.00%	4.00%	5.00%	5.00%	5.00%
To develop the expected long-term rate of return on assets assumption for the DB Pension Plan, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio. Based on this analysis, the Company selected 6.25% as the long-term rate of return on assets assumption.
The discount rates used to determine the Company’s DB Pension Plan and other post-retirement benefit obligations as of December 31, 2025, and December 31, 2024, were determined by matching estimated benefit cash flows to a yield curve derived from Citigroup’s regular bond yield at December 31, 2025 and December 31, 2024.
Based on the Company’s anticipation of future experience under the DB Pension Plan, the mortality tables used to determine future benefit obligations under the plan were updated as of December 31, 2021 to the PRI-2012 Mortality Tables with Mortality Improvement Scale MP 2021. The Company is using the most recent appropriate study of pension plan experience published by the Society of Actuaries. The appropriateness of the assumptions is reviewed annually.
Cash Flows
Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less benefits paid. The Company funds the cost of the SERPs and the Life and Healthcare Plan benefits on a pay-as-you-go basis.

The benefits as of December 31, 2025, expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter were as follows:

(In thousands)	DB Pension Plan	Life and Healthcare Plan	DB SERP
2026	$4,558	$491	$1,100
2027	4,567	501	1,077
2028	4,611	494	1,052
2029	4,801	480	993
2030	4,880	459	1,723
2031-2035	24,229	2,155	8,953
Total	$47,646	$4,580	$14,898
Plan Assets
The DB Pension Plan’s weighted-average asset allocations at December 31, 2025 and 2024, respectively, by asset category are as follows:

	2025	2024
Equity securities	61%	60%
Debt securities	38%	39%
Other	1%	1%
Total Allocation	100%	100%
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
The major categories of assets in the Company’s DB Pension Plan as of year-end are presented in the following table. Assets are segregated by the level of valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see "Note 19 - Fair Value Measurements").

Fair Value Measurements
(In thousands)	Fair Value 2025	(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Cash and cash equivalents	$555	$555	$0	$0
Common stocks	42,824	42,824	0	0
Mutual funds	52,887	52,887	0	0
Total Fair Value of Plan Assets	$96,266	$96,266	$0	$0
December 31, 2024
Cash and cash equivalents	$966	$966	$0	$0
Common stocks	34,249	34,249	0	0
Mutual funds	53,101	53,101	0	0
Total Fair Value of Plan Assets	$88,316	$88,316	$0	$0
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
Life insurance benefits are provided to certain officers of the Company. In connection with these policies, the Company reflected life insurance assets on its Consolidated Statements of Condition of $77.8 million at December 31, 2025, and $76.4 million at December 31, 2024. The insurance is carried at its cash surrender value on the Consolidated Statements of Condition. The Company purchased $6.3 million of insurance in 2024. In the fourth quarter of 2023, the Company surrendered certain separate account BOLI policies. Increases in the cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.
The Company provides split dollar life insurance benefits to certain employees. The plan is unfunded and the estimated liability of the plan is recorded in other liabilities in the Consolidated Statements of Condition at $1.8 million as of December 31, 2025 and $1.7 million as of December 31, 2024. Compensation expense related to the split dollar life insurance was approximately $37,000 in 2025 and $177,000 in 2024.
Note 12 Stock Plans and Stock-Based Compensation
In 2019, the 2009 Tompkins Financial Corporation Equity Plan ("2009 Equity Plan") expired and was replaced by the new Tompkins Financial Corporation 2019 Equity Plan ("2019 Equity Plan"). Under the 2019 Equity Plan, the Company may grant stock options, stock appreciation rights ("SARs"), shares of restricted stock, restricted units and performance share awards covering up to 2,275,000 shares of the Company's common stock to certain officers and employees. Restricted stock awards and restricted units and performance share awards will reduce the shares available for grant under the 2019 Equity Plan by 4.25 shares for each share subject to an award, resulting in a total number of full-value share awards that may be issued under the 2019 Equity Plan of 535,294.
Stock options and SARs are granted at an exercise price equal to the stock’s fair value at the date of grant, may not have a term in excess of ten years, and have vesting periods of five and seven years from the grant date. Options and SARs with an expiration date in 2026 have a five-year vesting schedule with zero percent vesting in year one and 25% vesting in years two through five. All other options and SARs have a seven-year vesting schedule with zero percent vesting in year one, 17% vesting in years two through six and 15% vesting in year seven. Restricted stock awards and restricted stock units that were granted in the periods covering 2019 through 2025 have a five-year vesting schedule with zero percent vesting in year one and 25% vesting in years two through five. For performance share awards, there is a 3-year performance period in the fiscal years immediately following the grant date, at which time the performance goal is measured. If the goal is achieved, the value of the award either vests and is immediately payable, or is subject to additional time-based vesting, depending on the terms of the particular executive’s award agreement.
The Company granted 87,584 equity awards to its employees in 2025, consisting of 61,575 shares of restricted stock, 22,380 performance stock units and 3,629 restricted stock units. The Company granted 84,019 equity awards to its employees in 2024, consisting of 57,060 shares of restricted stock, 19,929 performance share units and 7,030 restricted stock units.

The following table presents the activity related to stock options and SARs under the Company's 2009 Equity Plan and 2019 Equity Plan for the year ended December 31, 2025:

	Number of Shares/Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	20,021	$66.51
Granted	0	0.00
Exercised	(10,189)	56.29
Forfeited	(1,604)	76.90
Outstanding at December 31, 2025	8,228	$77.15	0.83	$0
Exercisable at December 31, 2025	8,228	$77.15	0.83	$0
Total stock-based compensation expense for stock options and SARs was $0 in 2025, 2024, and 2023. As of December 31, 2025, unrecognized compensation cost related to unvested stock options and SARs totaled $0. As of 12/31/2025, all outstanding SARs were "out of the money" based on that day's ending share price of $72.52. Net cash proceeds, tax benefits and intrinsic value related to total stock options, SARs, and restricted stock exercised is as follows:

(In thousands)	2025	2024	2023
Proceeds from stock option exercises	$(33)	$(115)	$(124)
Tax benefits related to stock option exercises	(69)	(134)	(229)
Intrinsic value of stock option exercises	81	132	270
The Company uses the Black-Scholes option-valuation model to determine the fair value of incentive stock options and SARs at the date of grant. The valuation model estimates fair value based on the assumptions for the risk-free rate, expected dividend yield, volatility and expected life. The risk-free rate is the interest rate available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option at the time of grant. The expected dividend yield is based on the dividend trends and the market price of the Company’s stock price at grant. Volatility is largely based on historical volatility of the Company’s stock price. The expected term is based upon historical experience of employee exercises and terminations as the vesting term of the grants. The fair values of the grants are expensed over the vesting periods. There were no incentive stock options or SARs granted in 2025, 2024 or 2023.

December 31, 2025
Options and SARs Outstanding			Options and SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$50.01-76.90	8,006	0.83	$76.90	8,006	$76.90
$76.91-86.18	222	0.83	86.18	222	86.18
	8,228	0.83	$77.15	8,228	$77.15

The following table presents activity related to restricted stock awards and restricted stock units for the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock & Performance Awards
Unvested at January 1, 2025	251,220	$60.32
Granted	83,955	67.79
Vested	(42,329)	60.10
Forfeited	(51,401)	59.43
Unvested at December 31, 2025	241,445	$60.80
Restricted Stock Units
Unvested at January 1, 2025	30,377	$67.83
Granted	3,629	67.59
Vested	(7,227)	66.68
Forfeited	(6,571)	67.42
Unvested at December 31, 2025	20,208	$72.52
The Company granted 61,575 restricted stock awards, 3,629 restricted stock units, and 22,380 performance units in 2025, each at an average grant date fair value of $67.79 and an additional 144 restricted share units at $62.80. The Company granted 57,060 restricted stock awards, 7,030 restricted stock units, and 19,929 performance units in 2024, each at an average grant date fair value of $72.29. The Company granted 79,140 restricted stock awards, 12,630 restricted stock units, 28,346 performance units and 0 performance share awards in 2023 at an average grant date fair value of $51.02. The grant date fair values were the closing prices of the Company’s common stock on the grant dates. Restricted stock awards and performance units are settled in stock, and restricted stock units are settled in cash. The Company recognized stock-based compensation related to restricted stock awards, restricted stock units, and performance share awards of $3.5 million in 2025, $4.6 million in 2024, and $4.4 million in 2023. Unrecognized compensation costs related to restricted stock and performance awards totaled $9.0 million, and restricted stock units totaled $0.9 million at December 31, 2025 and will be recognized over 3.5 years on a weighted average basis.

Note 13 Other Noninterest Income and Expense
Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1%, and other significant items, of the aggregate of total interest income and other income for any of the years presented below are stated separately.

	Year ended December 31,
(In thousands)	2025	2024	2023
NONINTEREST INCOME
Other service charges	$2,790	$2,753	$2,625
Increase in cash surrender value of corporate owned life insurance	2,415	2,768	1,727
Net gain on sale of loans	2,161	1,001	96
Gain on sale of OREO	1,959	0	0
Other miscellaneous income	3,550	3,539	2,063
Total other noninterest income	$12,875	$10,061	$6,511
NONINTEREST EXPENSES
Marketing expense	$4,980	$4,075	$5,264
Professional fees	9,443	6,514	7,535
Technology expense	14,219	14,686	15,939
Cardholder expense	4,286	4,053	4,238
FDIC insurance	5,778	5,696	4,298
Legal expense	1,666	1,185	1,709
Other miscellaneous expenses	13,586	14,990	17,331
Total other noninterest expenses	$53,958	$51,199	$56,314
Note 14 Revenue Recognition
The Company recognizes revenue in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), and all subsequent ASUs that modified ASC 606. ASC 606 is applicable to the Company’s noninterest revenue streams including its deposit related fees, card services income, trust and management, and insurance commissions and fees. Noninterest revenue streams in-scope of Topic 606 are discussed below.
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
Trust & Asset Management
Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end fair value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. Optional tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.
Mutual Fund & Investment Income
Mutual fund and investment income consists of other recurring revenue streams such as commissions from sales of mutual funds and other investments, and investment advisory fees from the Company’s Strategic Asset Management Services wealth management product. Commissions from the sale of mutual funds and other investments are recognized on the trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value, recorded over time, usually monthly or quarterly, as net asset value is determined. Investment advisor fees from the wealth management product are earned over time and based on an annual percentage rate of the net asset value. The investment advisor fees are charged to the customer’s account in advance on the first month of the quarter, and the revenue is recognized over the following three-month period. The Company engaged a third party, LPL Financial, LLC (LPL), through April 2025, to satisfy part of this performance obligation, and therefore this income is reported net of any corresponding expenses paid to LPL.
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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the years ended December 31, 2025, 2024, and 2023:

	Year ended December 31,
(In thousands)	2025	2024	2023
Noninterest Income
In-scope of Topic 606:
Insurance Revenues	$35,569	$39,100	$37,351
Investment Service Income	20,115	19,589	17,951
Service Charges on Deposit Accounts	7,258	7,288	6,913
Card Services Income	11,502	12,057	11,488
Other	1,298	1,296	1,324
Noninterest Income (in-scope of ASC 606)	75,742	79,330	75,027
Noninterest Income (out-of-scope of ASC 606)	121,129	8,797	(64,786)
Total Noninterest Income	$196,871	$88,127	$10,241
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
Note 15 Income Taxes
The income tax expense (benefit) attributable to income from operations is summarized as follows:

(In thousands)	Current	Deferred	Total
2025
Federal	$46,904	$(970)	$45,934
State	18,236	(385)	17,851
Total	$65,140	$(1,355)	$63,785
2024
Federal	$20,248	$(3,313)	$16,935
State	4,837	231	5,068
Total	$25,085	$(3,082)	$22,003
2023
Federal	$2,583	$381	$2,964
State	346	(815)	(469)
Total	$2,929	$(434)	$2,495

The primary reasons for the differences between the Company's income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

	2025		2024		2023
(In thousands)	Amount	% of pretax income	Amount	% of pretax income	Amount	% of pretax income
Federal income tax at statutory rate	$47,220	21.0%	$19,499	21.0%	$2,520	21.0%
State and local income taxes, net of federal benefit[1,2,3]	14,102	6.3%	4,004	4.3%	(371)	(3.1)%
Tax credits
Low income housing tax credits	(252)	(0.1)%	(224)	(0.2)%	(99)	(0.8)%
Nontaxable or nondeductible items
Tax exempt income, net	(1,005)	(0.4)%	(1,219)	(1.3)%	(1,131)	(9.4)%
Equity-based compensation[4]	(140)	(0.1)%	(74)	(0.1)%	132	1.1%
Bank-owned life insurance income	(500)	(0.2)%	(579)	(0.6)%	(361)	(3.0)%
Section 162(m) limitation	212	0.1%	113	0.1%	127	1.1%
Non-deductible meals & entertainment	155	0.1%	100	0.1%	152	1.3%
Additional tax gain on sale of subsidiary	3,137	1.4%	0	0.0%	0	0.0%
Proportional amortization expense	241	0.1%	252	0.3%	170	1.4%
Other	55	0.0%	114	0.1%	80	0.7%
Other adjustments
Surrender of bank-owned life insurance	0	0.0%	0	0.0%	1,628	13.6%
Deductible ESOP dividends under Section 404(k)	(288)	(0.1)%	(310)	(0.3)%	(305)	(2.5)%
All other	848	0.3%	327	0.3%	(47)	(0.6)%
Effective tax rate	$63,785	28.4%	$22,003	23.7%	$2,495	20.8%
1 State taxes in New York made up the majority (greater than 50 percent) of the tax effect in this category for the December 31, 2025 period.
2 State taxes in New York made up the majority (greater than 50 percent) of the tax effect in this category for the December 31, 2024 period.
3 State tax benefit in New York and state tax expense in Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category for the December 31, 2023 period.
4 Equity-based compensation includes any excess benefits or shortfalls from vestings and exercises.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

(In thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$14,787	$14,733
Lease liability	6,933	7,119
Interest income on nonperforming loans	684	870
Compensation and benefits	12,600	12,936
Purchase accounting adjustments	454	323
Liabilities held at fair value	83	78
Deferred loan fees and costs	1,206	1,290
Net operating loss carryforwards	0	0
Other	502	753
Total	$37,249	$38,102
Deferred tax liabilities:
Prepaid pension	12,387	12,019
Right of use asset	6,584	6,763
Depreciation	2,926	3,068
Intangibles	157	1,675
Leases	1,866	2,199
Taxable bank-owned life insurance policies	0	0
Contingent Commissions	0	871
Other	1,803	1,336
Total deferred tax liabilities	$25,723	$27,931
Net deferred tax asset at year-end	11,526	10,171
Net deferred tax asset at beginning of year	10,171	7,200
Increase in net deferred tax asset	1,355	2,971
Investments in tax credit structures accounting standard adoption recorded through equity	0	111
Deferred tax benefit	$(1,355)	$(3,082)
Net operating loss carryforwards for New York and New York City purposes of $8.5 million and $344,000, respectively, were generated in 2023. These net operating losses were fully utilized in 2024.
The above analysis does not include recorded deferred tax assets (liabilities) of $2.3 million and $33.9 million as of December 31, 2025 and 2024, respectively, related to net unrealized holdings losses/(gains) in the available-for-sale debt securities portfolio. In addition, the analysis excludes recorded deferred tax assets of $4.0 million and $5.6 million, as of December 31, 2025 and 2024, respectively, related to employee benefit plans.
Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance was necessary at December 31, 2025 and 2024.

Cash paid (net of refunds) during the year for taxes was as follows:

(In thousands)	2025	2024	2023
Federal	$20,850	$12,384	$8,000
State and local
New York	5,594	2,093	1,604
All other state and local jurisdictions	920	349	777
Total	$27,364	$14,826	$10,381
At December 31, 2025 and December 31, 2024, the Company had no ASC 740-10 unrecognized tax benefits. The Company recognizes interest and penalties on unrecognized tax benefits in income tax expense in its Consolidated Statements of Income.
The Company is subject to U.S. federal income tax and income tax in New York and various state jurisdictions. All tax years ending after December 31, 2021 are open to examination by the taxing authorities.
Note 16 Other Comprehensive Income (Loss)
The tax effect allocated to each component of other comprehensive income (loss) was as follows:

December 31, 2025	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(In thousands)
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$47,559	$(11,890)	$35,669
Reclassification adjustment for net realized gain (loss) on sale of available-for-sale debt securities included in net income	78,721	(19,680)	59,041
Net unrealized gains/losses	126,280	(31,570)	94,710
Employee benefit plans:
Net retirement plan gain (loss)	5,572	(1,393)	4,179
Amortization of net retirement plan actuarial gain (loss)	380	(95)	285
Amortization of net retirement plan prior service cost	352	(88)	264
Employee benefit plans	6,304	(1,576)	4,728
Other comprehensive income	$132,584	$(33,146)	$99,438

December 31, 2024	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(In thousands)
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$(3,709)	$1,588	$(2,121)
Reclassification adjustment for net realized gain (loss) on sale of available-for-sale debt securities included in net income	(50)	12	(38)
Net unrealized losses	(3,759)	1,600	(2,159)
Employee benefit plans:
Net retirement plan gain (loss)	10,240	(2,408)	7,832
Amortization of net retirement plan actuarial gain (loss)	915	(215)	700
Amortization of net retirement plan prior service cost	182	(42)	140
Employee benefit plans	11,337	(2,665)	8,672
Other comprehensive income	$7,578	$(1,065)	$6,513

December 31, 2023	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(In thousands)
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$35,008	$(8,578)	$26,430
Reclassification adjustment for net realized gain (loss) on sale of available-for-sale debt securities included in net income	69,984	(17,146)	52,838
Net unrealized gain (loss)	104,992	(25,724)	79,268
Employee benefit plans:
Net retirement plan gain (loss)	4,516	(1,106)	3,410
Amortization of net retirement plan actuarial gain (loss)	1,116	(273)	843
Amortization of net retirement plan prior service cost	217	(54)	163
Employee benefit plans	5,849	(1,433)	$4,416
Other comprehensive income	$110,841	$(27,157)	$83,684
The following table presents the activity in our accumulated other comprehensive (loss) income for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2023	$(178,803)	$(29,886)	$(208,689)
Other comprehensive income (loss)	79,268	4,416	83,684
Balance at December 31, 2023	$(99,535)	$(25,470)	$(125,005)

Balance at January 1, 2024	(99,535)	(25,470)	(125,005)
Other comprehensive income (loss)	(2,159)	8,672	6,513
Balance at December 31, 2024	$(101,694)	$(16,798)	$(118,492)

Balance at January 1, 2025	(101,694)	(16,798)	(118,492)
Other comprehensive income (loss)	94,710	4,728	99,438
Balance at December 31, 2025	$(6,984)	$(12,070)	$(19,054)

December 31, 2025
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gain (loss) on available-for-sale debt securities	$(78,721)	Net loss on securities transactions
	19,680	Income tax expense
	(59,041)	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial gain (loss)	(380)	Other operating expense
Net retirement plan prior service cost	(352)	Other operating expense
	(732)	Total before tax
	183	Income tax expense
	$(549)	Net of tax

December 31, 2024
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gain (loss) on available-for-sale debt securities	$50	Net loss on securities transactions
	(12)	Income tax expense
	38	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial gain (loss)	(915)	Other operating expense
Net retirement plan prior service cost	(182)	Other operating expense
	(1,097)	Total before tax
	257	Income tax expense
	$(840)	Net of tax
1 Amounts in parentheses indicate debits in income statement.
2 The accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (See "Note 11 - Employee Benefit Plans").
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

The Company’s maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and standby letters of credit) outstanding on December 31 were as follows:

(In thousands)	2025	2024
Loan commitments	$238,042	$152,255
Standby letters of credit	36,480	38,525
Undisbursed portion of lines of credit	1,117,162	1,134,554
Total	$1,391,684	$1,325,334
Commitments to extend credit (including lines of credit) are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of December 31, 2025, the Company’s maximum potential obligation under standby letters of credit was $36.5 million. Management uses the same credit policies in making commitments to extend credit and standby letters of credit as are used for on-balance-sheet lending decisions. Based upon management’s evaluation of the counterparty, the Company may require collateral to support commitments to extend credit and standby letters of credit. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. The Company does not anticipate losses as a result of these transactions. These commitments also have off-balance-sheet interest-rate risk, in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled. Since some commitments and standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.
The Company may also have rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made). In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, if any, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At December 31, 2025, the Company had approximately $7.0 million of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.
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

Note 18 Earnings Per Share
Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is shown below.

	Year ended December 31,
(In thousands, except share and per share data)	2025	2024	2023
Basic
Net income available to common shareholders	$161,071	$70,850	$9,505
Less: income attributable to unvested stock-based compensation awards	0	0	(42)
Net earnings allocated to common shareholders	161,071	70,850	9,463
Weighted average shares outstanding, including unvested stock-based compensation awards	14,433,382	14,404,233	14,442,077
Less: unvested stock-based compensation awards	(180,572)	(186,127)	(187,416)
Weighted average shares outstanding - Basic	14,252,810	14,218,106	14,254,661

Diluted
Net earnings allocated to common shareholders	$161,071	$70,850	$9,463
Weighted average shares outstanding - Basic	14,252,810	14,218,106	14,254,661
Plus: incremental shares from assumed conversion of stock-based compensation awards	82,548	50,337	46,560
Weighted average shares outstanding - Diluted	14,335,358	14,268,443	14,301,221

Basic EPS	$11.30	$4.98	$0.66
Diluted EPS	$11.24	$4.97	$0.66
Stock-based compensation awards representing 5,770, 8,476, and 39,266 common shares for 2025, 2024, and 2023, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.
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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value:

Recurring Fair Value Measurements
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Assets
Available-for-sale debt securities
U.S. Treasuries	$53,780	$0	$53,780	$0
Obligations of U.S. Government sponsored entities	348,403	0	348,403	0
Obligations of U.S. states and political subdivisions	76,310	0	76,310	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	313,496	0	313,496	0
U.S. Government sponsored entities	587,632	0	587,632	0
U.S. corporate debt securities	2,447	0	2,447	0
Total Available-for-sale debt securities	$1,382,068	$0	$1,382,068	$0
Equity securities, at fair value	800	0	0	800
Derivatives designated as hedging instruments	33	0	33	0
Derivatives not designated as hedging instruments	5,032	0	5,032	0
Liabilities
Derivatives not designated as hedging instruments	$5,389	$0	$5,389	$0
December 31, 2024
Assets
Available-for-sale debt securities
U.S. Treasuries	$71,497	$0	$71,497	$0
Obligations of U.S. Government sponsored entities	380,280	0	380,280	0
Obligations of U.S. states and political subdivisions	77,694	0	77,694	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	63,254	0	63,254	0
U.S. Government sponsored entities	636,360	0	636,360	0
U.S. corporate debt securities	2,447	0	2,447	0
Total Available-for-sale debt securities	$1,231,532	$0	$1,231,532	$0
Equity securities, at fair value	768	0	0	768
Derivatives designated as hedging instruments	864	0	864	0
Derivatives not designated as hedging instruments	1,831	0	1,831	0
Liabilities
Derivatives not designated as hedging instruments	$2,073	$0	$2,073	$0
The change in the fair value of the $800,000 of equity securities valued using significant unobservable inputs (level 3), between January 1, 2025 and December 31, 2025 was immaterial.
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
Certain assets are measured at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. For the Company, these include loans held for sale, collateral dependent individually evaluated loans, other real estate owned, goodwill and other intangible assets. During 2025, certain collateral dependent individually evaluated loans and other real estate owned at December 31, 2025, were adjusted down to fair value. Collateral values are estimated using Level 3 inputs based upon observable market data. Real estate is generally valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally available in the market.
The below table provides certain assets measured at fair value on a nonrecurring basis at December 31, 2025:

		Fair value measurements at reporting date using:
(In thousands)		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Gain (losses) from fair value changes
Assets:		(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Individually evaluated loans	$25,394	$0	$0	$25,394	$(7,673)
Other real estate owned	229	0	0	229	1,954
December 31, 2024
Individually evaluated loans	$7,471	$0	$0	$7,471	$249
Other real estate owned	14,314	0	0	14,314	43
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2025 and 2024. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions. The fair value estimates, methods and assumptions set forth below for the Company’s financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by GAAP and does not always incorporate the exit-price concept of fair value prescribed by ASC Topic 820-10 and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Financial Assets:
Cash and cash equivalents	$132,817	$132,817	$132,817	$0	$0
Securities - held-to-maturity	312,528	283,860	0	283,860	0
FHLB stock and other stock	32,307	32,307	0	32,307	0
Accrued interest receivable	30,697	30,697	0	30,697	0
Loans/leases, net[1]	6,432,014	6,129,089	0	0	6,129,089

Financial Liabilities:
Time deposits	$1,298,393	$1,296,714	$0	$1,296,714	$0
Other deposits	5,639,369	5,639,369	0	5,639,369	0
Fed funds purchased and securities sold
under agreements to repurchase	95,569	95,569	0	95,569	0
Other borrowings	564,446	565,568	0	565,568	0
Accrued interest payable	4,920	4,920	0	4,920	0
December 31, 2024
Financial Assets:
Cash and cash equivalents	$134,398	$134,398	$134,398	$0	$0
Securities - held-to-maturity	312,462	267,295	0	267,295	0
FHLB stock and other stock	42,255	42,255	0	42,255	0
Accrued interest receivable	28,823	28,823	0	28,823	0
Loans/leases, net[1]	5,963,426	5,584,661	0	0	5,584,661

Financial Liabilities:
Time deposits	$1,068,375	$1,064,548	$0	$1,064,548	$0
Other deposits	5,403,430	5,403,430	0	5,403,430	0
Fed funds purchased and securities sold
under agreements to repurchase	37,036	37,036	0	37,036	0
Other borrowings	790,247	789,915	0	789,915	0
Accrued interest payable	4,854	4,854	0	4,854	0
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
Accrued Interest Receivable and Accrued Interest Payable: The carrying amount of these short-term instruments approximates fair value.
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
As of December 31, 2025, the most recent notifications from Federal bank regulatory agencies categorized the Company's subsidiary bank as "well capitalized" under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary bank must maintain total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary bank.
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
The following table presents actual and required capital ratios as of December 31, 2025 and December 31, 2024 for Tompkins and its banking subsidiary. The minimum capital amounts required under Basel III include the capital conservation buffer of 2.5%, which must be added to each of the minimum required risk-based capital ratios (Total capital to risk-weighted assets, Common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to risk weighted assets). Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Actual capital amounts and ratios of the Company and its subsidiary bank are as follows:

	Actual	Minimum Capital Required- Basel III Fully-Phased-In	Required to be Considered Well Capitalized
(dollar amounts in thousands)	Amount/Ratio	Amount/Ratio	Amount/Ratio
December 31, 2025
Total Capital (to risk-weighted assets)
The Company (consolidated)	$943,769 /14.6%	$680,588/>10.5%	$648,179/>10.0%
Tompkins Community Bank	$805,222/12.4%	$682,452/>10.5%	$649,954/> 10.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$884,665/13.6%	$453,725/>7.0%	$421,316/>6.5%
Tompkins Community Bank	$746,118/11.5%	$454,968/>7.0%	$422,470/>6.5%
Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$884,665/13.6%	$550,952/>8.5%	$518,543/>8.0%
Tompkins Community Bank	$746,118/11.5%	$552,461/>8.5%	$519,964/>8.0%
Tier 1 Capital (to average assets)
The Company (consolidated)	$884,665/10.6%	$333,205/>4.0%	$416,507/>5.0%
Tompkins Community Bank	$746,118/8.9%	$334,481/>4.0%	$418,102/>5.0%
December 31, 2024
Total Capital (to risk-weighted assets)
The Company (consolidated)	$796,226 /13.1%	$639,844/>10.5%	$609,375/>10.0%
Tompkins Community Bank	$754,991/12.4%	$638,719/>10.5%	$608,304/>10.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$738,266/12.1%	$426,563/>7.0%	$396,094/>6.5%
Tompkins Community Bank	$697,031/11.5%	$425,813/>7.0%	$395,398/>6.5%
Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$738,266/12.1%	$517,969/>8.5%	$487,500/>8.0%
Tompkins Community Bank	$697,031/11.5%	$517,058/>8.5%	$486,643/>8.0%
Tier 1 Capital (to average assets)
The Company (consolidated)	$738,266/9.3%	$318,498/>4.0%	$398,123/>5.0%
Tompkins Community Bank	$697,031/8.8%	$317,914/>4.0%	$397,393/>5.0%
Note 21 Condensed Parent Company Only Financial Statements
Condensed financial statements for Tompkins (the Parent Company) are presented below.

Condensed Statements of Condition	As of	As of
(In thousands)	12/31/2025	12/31/2024
Assets
Cash	$195,928	$23,866
Investment in subsidiaries	798,581	689,485
Other	5,872	1,272
Total Assets	$1,000,381	$714,623
Liabilities and Shareholders’ Equity
Other liabilities	62,003	1,179
Tompkins Financial Corporation Shareholders’ Equity	938,378	713,444
Total Liabilities and Shareholders’ Equity	$1,000,381	$714,623

Condensed Statements of Income	Year ended December 31,
(In thousands)	2025	2024	2023
Dividends received from subsidiaries	$46,886	$51,473	$42,634
Other income	188,414	305	297
Total Operating Income	$235,300	$51,778	$42,931
Other expenses	16,615	12,929	13,117
Total Operating Expenses	$16,615	$12,929	$13,117
Income Before Taxes and Equity in Undistributed
Earnings of Subsidiaries	218,685	38,849	29,814
Income tax (expense) benefit	(51,135)	3,170	3,223
Equity in undistributed earnings of subsidiaries	(6,479)	28,831	(23,532)
Net Income	$161,071	$70,850	$9,505

Condensed Statements of Cash Flows	Year ended December 31,
(In thousands)	2025	2024	2023
Operating activities
Net income	$161,071	$70,850	$9,505
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	6,479	(28,831)	23,532
Gain on sale of TIA	(188,241)	0	0
Transaction costs related to the sale of TIA	(11,586)	0	0
Other, net	72,342	7,644	(7,350)
Net Cash Provided by Operating Activities	40,065	49,663	25,687
Investing activities
Payments for investments in and advances to subsidiaries	(50,000)	0	0
Proceeds from business divestitures	220,665	0	0
Other, net	0	(271)	1,015
Net Cash (Used in) Provided by Investing Activities	170,665	(271)	1,015
Financing activities
Cash dividends	(36,092)	(35,049)	(34,512)
Repurchase of common shares	(1,650)	0	(8,726)
Net proceeds from restricted stock awards	(1,012)	(1,242)	(1,173)
Shares issued for employee and other stock ownership plans	119	170	0
Net proceeds from exercise of stock options	(33)	(115)	(124)
Net Cash Used in Financing Activities	(38,668)	(36,236)	(44,535)
Net increase (decrease) in cash	172,062	13,156	(17,833)
Cash at beginning of year	23,866	10,710	28,543
Cash at End of Year	$195,928	$23,866	$10,710
A Statement of Changes in Shareholders’ Equity has not been presented since it is the same as the Consolidated Statement of Changes in Shareholders’ Equity previously presented for the consolidated Company.
Note 22 Segment and Related Information
The Company adopted ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," effective December 15, 2024. In accordance with Topic 280, the Company manages its operations through two reportable business segments as of December 31, 2025: (i) banking and financial services ("Banking") and (ii) wealth management ("Tompkins Financial Advisors"). The Company’s wealth management services are managed separately from the Banking segment.

On October 31, 2025, the Company sold all of the issued and outstanding shares of capital stock of its insurance subsidiary, TIA, to Gallagher. For the first 10 months of 2025, the Company had three operating segments: (i) banking and financial services, (ii) insurance services, and (iii) wealth management.
Banking
Tompkins Community Bank has twelve banking offices located in Ithaca, NY and surrounding communities; fourteen banking offices located in the Genesee Valley region of New York State as well as Erie County; twelve full-service banking offices located in the counties north of New York City; and sixteen banking offices headquartered and operating in the areas surrounding southeastern Pennsylvania.
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
Insurance
Until October 31, 2025, the Company provided property and casualty insurance services and employee benefits consulting through Tompkins Insurance Agencies, Inc., a 100% wholly-owned subsidiary of the Company, which was headquartered in Batavia, New York.
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
The Banking segment also includes the operating results of the parent holding company, which have historically been immaterial. As mentioned above, Tompkins Financial Corporation sold all of the issued and outstanding shares of capital stock of TIA to Gallagher during the fourth quarter of 2025. The gross purchase price was $223.0 million. In connection with the sale, the Company recognized a gain on sale of $188.2 million subject to certain post-closing adjustments during the 120-day post-closing settlement period ending on February 28, 2026, which amount was included in noninterest income. In addition, the Company recognized $4.3 million of noninterest expenses related to the sale. The net after-tax impact was approximately $129.0 million. Since Tompkins Financial Corporation was the sole owner of TIA, the transaction was recorded on the parent's books, and therefore the sale is reflected in the below table for 2025 within the Banking segment.

As of and for the year ended December 31, 2025
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$382,074	$2	$0	$(2)	$382,074
Interest expense	132,345	0	0	(2)	132,343
Net interest income	249,729	2	0	0	249,731
Provision for credit loss expense	11,534	0	0	0	11,534
Noninterest income	141,196	36,294	21,433	(2,052)	196,871
Noninterest expense	170,191	25,255	16,818	(2,052)	210,212
Income before income tax expense	209,200	11,041	4,615	0	224,856
Income tax expense	59,689	2,953	1,143	0	63,785
Net Income attributable to Tompkins Financial Corporation	$149,511	$8,088	$3,472	$0	$161,071
Depreciation and amortization	$8,019	$131	$175	$0	$8,325
Assets	8,639,330	0	28,938	0	8,668,268
Goodwill	64,525	0	8,211	0	72,736
Other intangibles, net	1,687	0	0	0	1,687
Net loans and leases	6,388,574	0	0	0	6,388,574
Deposits	6,937,969	0	0	(207)	6,937,762
Total equity	912,908	0	25,469	0	938,377

As of and for the year ended December 31, 2024
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$347,574	$5	$0	$(5)	$347,574
Interest expense	136,477	0	0	(5)	136,472
Net interest income	211,097	5	0	0	211,102
Provision for credit loss expense	6,611	0	0	0	6,611
Noninterest income	29,991	39,762	20,488	(2,114)	88,127
Noninterest expense	157,320	28,983	15,453	(2,114)	199,642
Income before income tax expense	77,157	10,784	5,035	0	92,976
Income tax expense	17,807	2,943	1,253	0	22,003
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	59,350	7,841	3,782	0	70,973
Less: Net income attributable to noncontrolling interests	123	0	0	0	123
Net Income attributable to Tompkins Financial Corporation	$59,227	$7,841	$3,782	$0	$70,850
Depreciation and amortization	$9,816	$159	$168	$0	$10,143
Assets	8,048,149	47,059	29,367	(15,495)	8,109,080
Goodwill	64,524	19,867	8,211	0	92,602
Other intangibles, net	1,166	1,015	22	0	2,203
Net loans and leases	5,963,426	0	0	0	5,963,426
Deposits	6,495,526	0	0	(23,721)	6,471,805
Total equity	637,414	38,534	37,496	0	713,444

As of and for the year ended December 31, 2023
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$297,358	$5	$0	$(5)	$297,358
Interest expense	87,849	0	0	(5)	87,844
Net interest income	209,509	5	0	0	209,514
Provision for credit loss expense	4,339	0	0	0	4,339
Noninterest income	(43,667)	37,868	18,262	(2,222)	10,241
Noninterest expense	162,312	28,770	14,432	(2,222)	203,292
Income before income tax expense	(809)	9,103	3,830	0	12,124
Income tax expense	(1,007)	2,548	954	0	2,495
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	198	6,555	2,876	0	9,629
Less: Net income attributable to noncontrolling interests	124	0	0	0	124
Net Income attributable to Tompkins Financial Corporation	$74	$6,555	$2,876	$0	$9,505
Depreciation and amortization	$11,047	$176	$176	$0	$11,399
Assets	7,760,160	44,143	29,089	(13,643)	7,819,749
Goodwill	64,524	19,867	8,211	0	92,602
Other intangibles, net	956	1,336	35	0	2,327
Net loans and leases	5,554,351	0	0	0	5,554,351
Deposits	6,419,872	0	0	(20,025)	6,399,847
Total equity	601,598	36,176	32,160	0	669,934
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
Derivatives Designated as Hedging Instruments
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2025, the Company had interest rate swaps with a total notional amount of $50.0 million hedging fixed-rate residential mortgage loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

As of December 31, 2025 and December 31, 2024, the following amounts were recorded on the Consolidated Statements of Condition related to cumulative basis adjustment for fair value hedges.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	December 31, 2025		December 31, 2024
Fixed Rate Loans[1]	$49,962	$(38)	$149,175	$(825)
Total	$49,962	$(38)	$149,175	$(825)
[1] These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2025 and December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $658.5 million and $711.0 million respectively; the cumulative basis adjustments associated with these hedging relationships was $38,000 and $0.8 million, respectively; and the amount of the designated hedged items was $100.0 million for both periods.

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
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Statements of Condition
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of December 31, 2025 and December 31, 2024. Amounts below are presented on a net basis in accordance with applicable accounting guidance.

	December 31, 2025		December 31, 2024
(In thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative Assets
Derivatives designated as hedging instruments
Interest Rate Products	$50,000	$33	$150,000	$864
Total derivatives designated as hedging instruments		$33		$864
Derivatives not designated as hedging instruments
Interest Rate Products	$249,273	$5,032	$175,865	$1,831
Total derivatives not designated as hedging instruments		$5,032		$1,831
Derivative Liabilities
Derivatives not designated as hedging instruments
Interest Rate Products	$249,273	$5,312	$178,646	$1,990
Risk Participation Agreement	64,282	77	44,387	83
Total derivatives not designated as hedging instruments		$5,389		$2,073
Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the years ended December 31, 2025, 2024, and 2023:

The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
	Location of Gain or (Loss) Recognized in Income on Derivative
	2025	2024	2023
(In thousands)	Interest Income
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$869	$2,423	$1,650
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Hedged items	787	542	(1,367)
Derivatives designated as hedging instruments	82	1,882	3,017
Tabular Disclosure of the Effect of Derivatives Not Designated as Hedging Instruments on the Income Statement
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the years ended December 31, 2025, 2024, and 2023:

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
(In thousands)		2025	2024	2023
Interest Rate Products	Other Income	$(121)	$9	$(168)
Risk Participation Agreement	Other Income	84	295	114
Total		$(37)	$304	$(54)
Fee Income	Other income / (expense)	$999	$1,175	$0

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
As of December 31, 2025 and December 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.3 million and $1.3 million, respectively. As of December 31, 2025 and December 31, 2024, the Company had posted $1.9 million and $260,000, respectively, in collateral related to these agreements. The interest rate hedge counterparty has posted $3.3 million and $890,000 of collateral in proportion to potential losses in the derivative position at December 31, 2025 and December 31, 2024, respectively.
Unaudited Quarterly Financial Data
The Company has adopted certain provisions within the amendments to Regulation S-K that eliminate tabular presentation of unaudited quarterly financial information. There have been no material retrospective changes to financial statements for any of the quarters within the fiscal years ended December 31, 2025 and December 31, 2024.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2025. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-K, the Company’s disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2025, management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework for effective internal control over financial reporting established in "Internal Control - Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its evaluation under the COSO framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. The results of management’s assessment were reviewed with the Company’s Audit Committee of its Board of Directors. The independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025, which is included in Part II, Item 8 of this Report.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the material under the captions "Proposal No. 1 – Election of Directors", the discussion of the Company’s code of ethics under "Corporate Governance Matters - Code of Ethics", the discussion of the Audit Committee and identification of the members of the Audit Committee under "Matters Relating to the Board of Directors", the discussion of any failures to timely file reports required by Section 16(a) of the Exchange Act under "Delinquent Section 16(a) Reports", and the discussion of the Company's insider trading policy under the heading "Corporate Governance Matters - Insider Trading Policy", all in the Company’s proxy statement relating to its 2026 annual meeting of shareholders (the "Proxy Statement"), which the Company intends to file with the SEC on or about April 6, 2026; and the material captioned "Information About Our Executive Officers" in Part I of this Report on Form 10-K.
Item 11. Executive Compensation
The information called for by this item is incorporated herein by reference to the material under the captions, "Executive Compensation" (excluding the information presented under the subheading, "Pay Versus Performance"), "Matters Relating to the Board of Directors - Director Compensation", "Matters Relating to the Board of Directors – Compensation Committee – Compensation Committee Interlocks and Insider Participation", and "Corporate Governance Matters - Risk and Influence on Compensation Programs" in the Proxy Statement.
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
Information regarding stock-based compensation awards outstanding and available for future grant as of December 31, 2025 is presented in the table below.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	82,151[1]	$77.15	839,503[2]
Equity Compensation Plans Not Approved by Security Holders	0	$0.00	0
1 Includes 73,923 Performance Stock Units to be issued in shares of the Company's common stock if certain target metrics are met. No weighted average exercise price is included in Column (b) for these securities.
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

Reports of KPMG LLP, Independent Registered Public Accounting Firm on Consolidated Financial Statements and Internal Control over Financial Reporting
Consolidated Statements of Condition as of December 31, 2025 and 2024
Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025, 2024, and 2023
Notes to Consolidated Financial Statements

(a)(2)	List of Financial Statement Schedules

Not Applicable.

(a)(3)	Exhibits

The following exhibits are filed as a part of this report:

Item No.	Description
2.1
Stock Purchase Agreement, dated as of October 31, 2025, by and among the Company, Tompkins Insurance Agencies, Inc. and Arthur J. Gallagher Risk Management Services, LLC, incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 3, 2025.

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

10.2*
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

10.5*
Tompkins Trustco, Inc. Officer Group Term Life Replacement Plan, as amended on June 26, 2006, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2006.

10.6*
Amended and Restated Retainer Plan for Eligible Directors of Tompkins Financial Corporation and Its Wholly-owned Subsidiaries, incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2009.

10.7*	2009 Equity Plan, incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (No. 333-160738), filed with the SEC on July 22, 2009.

10.8*
Form of Award Agreement under 2009 Equity Plan (Restricted Stock), incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2016.

10.9*
Form of Award Agreement under 2009 Equity Plan (Stock-Settled Stock Appreciation Right), incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2016.

10.10*
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

10.15*
Amendment No. 1 to the 2009 Equity Plan, incorporated herein by reference to Appendix A to the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, filed with the SEC on April 1, 2016.

10.16*
Form of Performance Share Award Agreement under Tompkins Financial Corporation 2019 Equity Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 12, 2019.

10.17*
Form of Award Agreement (Time-Based Restricted Stock) under Tompkins Financial Corporation 2019 Equity Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2019.

10.18*
Amendment No. 1 to Supplemental Executive Retirement Agreement by and between the Company and Stephen S. Romaine, effective November 12, 2019, incorporated herein by reference to Exhibit 10.3 to the Company' s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2019.

10.19*
Amendment to the TFC Officer Group Term Replacement Plan by and between the Company and Stephen S. Romaine, dated as of February 28, 2020, incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K, filed with the SEC on March 2, 2020.

10.20*
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

10.22*
Second Amended and Restated Retainer Plan for Eligible Directors of Tompkins Financial Corporation and Its Wholly-owned Subsidiaries, incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K, filed with the SEC on March 1, 2021.

10.23*
Form of Performance Share Award Agreement (PSUs) under Tompkins Financial Corporation 2019 Equity Plan, incorporated by reference to exhibit 10.31 to the Company's Annual Report on Form 10-K, filed with the SEC on March 1, 2023.

10.24*	Tompkins Financial Corporation 2019 Equity Incentive Plan, incorporated herein by reference to Appendix A of the Company’s DEF 14A, filed with the SEC on March 29, 2019.

10.25*	Amendment No. 1 to Tompkins Financial Corporation 2019 Equity Incentive Plan, incorporated herein by reference to Appendix A of the Company's DEF 14A, filed with the SEC on March 30, 2023.

10.26*
Letter Agreement, dated August 4, 2023, between Tompkins Financial Corporation and Francis M. Fetsko, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2023.

10.27*
Amendment No. 1 to Performance Share Award Agreements, dated August 4, 2023, between Tompkins Financial Corporation and Francis M. Fetsko, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2023.

10.28*
Amendment to the Officer Group Replacement Plan, dated August 4, 2023, between Tompkins Financial Corporation and Francis M. Fetsko, incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2023.

10.29*
Letter Agreement, dated July 12, 2023, between Tompkins Financial Corporation and Matthew Tomazin, incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K, filed with the SEC on February 29, 2024.

10.30*
Letter Agreement, dated October 24, 2021, between Tompkins Financial Corporation and Ginger G. Kunkel, incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K, filed with the SEC on February 29, 2024.

10.31*
Supplemental Executive Retirement Agreement, dated December 27, 2023, between Tompkins Financial Corporation and Ginger G. Kunkel, incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K, filed with the SEC on February 29, 2024.

10.32*
Form of Performance Share Award Agreement (PSUs) under Tompkins Financial Corporation 2019 Equity Plan, incorporated herein by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K, filed with the SEC on February 29, 2024.

10.33*	Tompkins Financial Non-Equity Short Term Incentive Plan, incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K, filed with the SEC on February 29, 2024.

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

10.36*	Retention Award Agreement effective October 31, 2025 between Tompkins Insurance Agencies, Inc. and David S. Boyce (filed herewith).

10.37*	Notice of Transaction Bonus from the Company to David S. Boyce (filed herewith).

10.38*
Notice, dated October 31, 2025, from the Company to David S. Boyce regarding freeze of benefit accrual under the Amended and Restated Supplemental Executive Retirement Agreement dated November 9, 2016 and the Supplemental Executive Retirement Agreement dated November 9, 2016 (filed herewith).

10.39*	Amendment to the TFC Officer Group Replacement Plan by and between the Company and David S. Boyce, dated October 31, 2025 (filed herewith).

10.40*	Non-Competition Agreement between the Company and David S. Boyce, dated October 31, 2025 (filed herewith).

10.41*	Supplemental Executive Retirement Agreement, dated December 16, 2025, between the Company and Matthew D. Tomazin (filed herewith).

10.42*	Supplemental Executive Retirement Agreement, dated December 16, 2025, between the Company and Stephen S. Romaine (filed herewith).

10.43*	Amendment No. 2 to the Amended and Restated Supplemental Executive Retirement Agreement between the Company and Stephen S. Romaine, dated December 16, 2025 (filed herewith).

10.44*	Form of Award Agreement (Time-Based Restricted Stock) under Tompkins Financial Corporation 2019 Equity Plan (filed herewith).

10.45*	Tompkins Financial Non-Equity Short Term Incentive Plan 2026 (filed herewith).

19	Tompkins Financial Corporation Insider Trading Policy incorporated herein by reference to Exhibit 19 to the Company's Annual Report on Form 10-K, filed with the SEC on February 28, 2025.

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

24	Power of Attorney, included on signature page of this Report on Form 10-K.

31.1	Certification of the Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

*Denotes management contract or compensatory plan or arrangement
** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of December 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Income as of December 31, 2025, 2024, and 2023; (iii) Consolidated Statements of Comprehensive Income as of December 31, 2025, 2024, 2023 and ; (iv) Consolidated Statements of Cash Flows as of December 31, 2025, 2024, and 2023; (v) Consolidated Statements of Changes in Shareholders' Equity as of December 31, 2025, 2024, and 2023; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

Date: February 26, 2026

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

Signature	Date	Capacity	Signature	Date	Capacity
/s/Daniel J. Fessenden	2/26/2026	Chair of the Board	/s/Helen Eaton	2/26/2026	Director
Daniel J. Fessenden		Director	Helen Eaton

/s/Stephen S. Romaine	2/26/2026	President and Chief Executive Officer	/s/Patricia A. Johnson	2/26/2026	Director
Stephen S. Romaine		(Principal Executive Officer)	Patricia A. Johnson
Director
			/s/Angela B. Lee	2/26/2026	Director
/s/Matthew D. Tomazin	2/26/2026	Executive Vice President	Angela B. Lee
Matthew D. Tomazin		Chief Financial Officer
		(Principal Financial Officer)	/s/John D. McClurg	2/26/2026	Director
John D. McClurg
/s/David K. Kershaw	2/26/2026	Chief Accounting Officer
David K. Kershaw		(Principal Accounting Officer)	/s/Ita M. Rahilly	2/26/2026	Director
Ita M. Rahilly
/s/Nancy E. Catarisano	2/26/2026	Director
Nancy E. Catarisano			/s/Michael H. Spain	2/26/2026	Director
Michael H. Spain
/s/Janet M. Coletti	2/26/2026	Director
Janet M. Coletti

/s/Heidi M. Davidson	2/26/2026	Director
Heidi M. Davidson

118 E. Seneca Street, P.O. Box 460, Ithaca, New York 14851
(607) 273-3210
www.tompkinsfinancial.com