Form 10-Q
period 2026-03-31
TOMPKINS FINANCIAL CORP
filed 2026-05-05
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 14,382,941 shares as of April 30, 2026.

TOMPKINS FINANCIAL CORPORATION
FORM 10-Q

Glossary of Abbreviations and Acronyms
The acronyms and abbreviations identified below are used throughout this report, including the Notes to Consolidated Financial Statements. You may find it helpful to refer to this page as you read this report. All references in the glossary to laws are to those laws as amended from time to time.

Term	Definition
ACL	Allowance for credit losses
AFS	Available for sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
CECL	Current Expected Credit Losses
CRE	Commercial real estate
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ECL	Expected credit losses
ESOP	Employee Stock Ownership Plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLBNY	Federal Home Loan Bank of New York
FHLMC	Federal Home Loan Mortgage Corporation
FRB	Federal Reserve Board
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to maturity
NYSDFS	New York State Department of Financial Services
OREO	Other real estate owned
PCA	Prompt corrective action
PCD	Purchased with credit deterioration
PCI	Purchased credit impaired
ROU	Right-of-use
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SBIC	Small business investment companies
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
SERP	Supplemental employee retirement plan
SONYMA	State of New York Mortgage Agency
TDR	Troubled debt restructuring
Tompkins Annual Report	Tompkins Annual Report on Form 10-K for the year ended December 31, 2024
TIA	Tompkins Insurance Agencies, Inc.
Tompkins or the Company	Tompkins Financial Corporation

Item 1. Financial Statements
TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)(unaudited)	As of	As of
ASSETS	03/31/2026	12/31/2025
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$68,665	$50,717
Interest bearing balances due from banks	102,784	82,100
Cash and Cash Equivalents	171,449	132,817

Available-for-sale debt securities, at fair value (amortized cost of $1,407,770 at March 31, 2026 and $1,391,379 at December 31, 2025)	1,388,910	1,382,068
Held-to-maturity debt securities, at amortized cost (fair value of $282,589 at March 31, 2026 and $283,860 at December 31, 2025)	312,545	312,528
Equity securities, at fair value	795	800
Loans held for sale	54	43,440
Total loans and leases, net of unearned income and deferred costs and fees	6,477,943	6,446,245
Less: Allowance for credit losses	58,108	57,671
Net Loans and Leases	6,419,835	6,388,574

Federal Home Loan Bank and other stock	27,189	32,307
Bank premises and equipment, net	71,000	72,418
Corporate owned life insurance	78,490	77,843
Goodwill	72,736	72,736
Accrued interest and other assets	152,758	152,737
Total Assets	$8,695,761	$8,668,268
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	3,889,995	3,742,402
Time	1,292,391	1,298,393
Noninterest bearing	1,871,786	1,896,967
Total Deposits	7,054,172	6,937,762

Federal funds purchased and securities sold under agreements to repurchase	118,133	95,569
Other borrowings	449,446	564,446
Other liabilities	127,269	132,114
Total Liabilities	$7,749,020	$7,729,891
EQUITY
Shareholders' equity:
Common Stock - par value $0.10 per share: Authorized 25,000,000 shares; Issued: 14,420,973 at March 31, 2026; and 14,449,845 at December 31, 2025	1,443	1,446
Additional paid-in capital	297,181	299,206
Retained earnings	678,575	662,161
Accumulated other comprehensive loss	(26,098)	(19,054)
Treasury stock, at cost – 88,982 shares at March 31, 2026, and 104,492 shares at December 31, 2025	(4,360)	(5,382)
Total Equity	$946,741	$938,377
Total Liabilities and Equity	$8,695,761	$8,668,268

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(In thousands, except per share data) (Unaudited)	03/31/2026	03/31/2025
INTEREST AND DIVIDEND INCOME
Loans	$87,123	$78,630
Due from banks	166	175
Available-for-sale debt securities	13,702	8,729
Held-to-maturity debt securities	1,218	1,217
Federal Home Loan Bank and other stock	460	711
Total Interest and Dividend Income	102,669	89,462
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	4,478	4,507
Other deposits	21,531	22,143
Federal funds purchased and securities sold under agreements to repurchase	18	41
Other borrowings	4,781	6,109
Total Interest Expense	30,808	32,800
Net Interest Income	71,861	56,662
Less: Provision for credit loss expense	1,502	5,287
Net Interest Income After Provision for Credit Loss Expense	70,359	51,375
NONINTEREST INCOME
Insurance commissions and fees	0	11,599
Wealth management fees	5,266	5,119
Service charges on deposit accounts	1,795	1,805
Card services income	2,642	2,626
Other income	2,136	3,869
Net gain (loss) on securities transactions	(5)	14
Total Noninterest Income	11,834	25,032
NONINTEREST EXPENSE
Salaries and wages	21,948	24,977
Other employee benefits	6,807	7,100
Net occupancy expense of premises	3,455	3,570
Furniture and fixture expense	2,027	1,787
Other operating expense	13,489	13,173
Total Noninterest Expenses	47,726	50,607
Income Before Income Tax Expense	34,467	25,800
Income Tax Expense	8,393	6,121
Net Income	$26,074	$19,679
Basic Earnings Per Share	$1.83	$1.38
Diluted Earnings Per Share	$1.82	$1.37

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	03/31/2026	03/31/2025
Net income	$26,074	$19,679
Other comprehensive (loss) income, net of tax:
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	(7,162)	16,117
Employee benefit plans:
Amortization of net retirement plan actuarial loss	82	128
Amortization of net retirement plan prior service cost	36	37
Other comprehensive income (loss)	(7,044)	16,282
Total comprehensive income	$19,030	$35,961

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands) (Unaudited)	03/31/2026	03/31/2025
OPERATING ACTIVITIES
Net income	$26,074	$19,679
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for credit loss expense	1,502	5,287
Depreciation and amortization of premises, equipment, and software	2,307	2,195
Amortization of intangible assets	0	84
Earnings from corporate owned life insurance	(645)	(615)
Net amortization on securities	(2,858)	(393)
Amortization/accretion related to purchase accounting	(60)	(63)
Current year tax liability	6,606	5,788
Net (gain) loss on securities transactions	5	(14)
Net gain on sale of loans originated for sale	(705)	(454)
Proceeds from sale of loans originated for sale	25,124	12,036
(Increase)/decrease in loans originated for sale	(19,652)	(11,300)
(Increase)/decrease in loans held for sale	43,386	0
Net gain on sale of bank premises and equipment	(34)	27
Stock-based compensation expense	877	943
Increase in accrued interest receivable	(1,361)	(48)
Increase in accrued interest payable	(577)	(532)
Other, net	(6,553)	(10,395)
Net Cash Provided by Operating Activities	73,436	22,225
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	48,499	29,979
Purchases of available-for-sale debt securities	(62,049)	(35,922)
Net increase in loans	(36,801)	(47,398)
Proceeds from sale/redemptions of Federal Home Loan Bank stock	30,538	36,258
Purchases of Federal Home Loan Bank and other stock	(25,419)	(23,130)
Proceeds from sale of bank premises and equipment	51	0
Purchases of bank premises, equipment and software	(2,330)	(1,353)
Purchase of corporate owned life insurance	(2)	0
Proceeds from sale of other real estate owned	0	16,131
Net Cash (Used in) Provided by Investing Activities	(47,513)	(25,435)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	122,412	166,524
Net (decrease) increase in time deposits	(5,944)	115,234
Net increase in Federal funds purchased and securities sold under agreements to repurchase	22,564	85,949
Increase in other borrowings	0	48,000
Repayment of other borrowings	(115,000)	(345,000)
Cash dividends	(9,547)	(8,833)
Common stock issued	42	28
Repurchase of common stock	(1,816)	0
Net shares issued related to restricted stock awards	0	(25)
Net proceeds from exercise of stock options	(2)	0
Net Cash Provided by (Used in) Financing Activities	12,709	61,877
Net Increase in Cash and Cash Equivalents	38,632	58,667
Cash and cash equivalents, beginning of the period	132,817	134,398
Total Cash and Cash Equivalents at End of Period	$171,449	$193,065
See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands) (Unaudited)	03/31/2026	03/31/2025
Supplemental Information:
Cash paid during the year for - Interest	$31,443	$33,392
Cash paid during the year for - Taxes	1,716	273
Transfer of loans to other real estate owned	40	0
Right-of-use assets obtained in exchange for new lease liabilities	16	1,496

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands except share and per share data)(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balances at January 1, 2025	$1,447	$300,073	$537,157	$(118,492)	$(6,741)	$713,444
Net income			19,679			19,679
Other comprehensive income				16,282		16,282
Total Comprehensive Income						35,961
Cash dividends ($0.62 per share)			(8,949)			(8,949)
Treasury stock issued (549 shares)		28			7	35
Stock-based compensation expense		911				911
Directors deferred compensation plan (34,588 shares)		(1,974)			1,974	0
Restricted stock activity (3,039 shares)		(25)				(25)
Balances at March 31, 2025	$1,447	$299,013	$547,887	$(102,210)	$(4,760)	$741,377

Balances at January 1, 2026	$1,446	$299,206	$662,161	$(19,054)	$(5,382)	$938,377
Net income			26,074			26,074
Other comprehensive loss				(7,044)		(7,044)
Total Comprehensive Income						19,030
Cash dividends ($0.67 per share)			(9,660)			(9,660)
Net exercise of stock options (36 shares)		(2)				(2)
Common stock repurchased and returned to unissued status (23,731 shares)	(2)	(1,814)				(1,816)
Treasury Stock (714 shares)		42			9	51
Stock-based compensation expense		761				761
Directors deferred compensation plan (14,796 shares)		(1,013)			1,013	0
Restricted stock activity (5,177 shares)	(1)	1				0
Balances at March 31, 2026	$1,443	$297,181	$678,575	$(26,098)	$(4,360)	$946,741

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of financial products and services, including commercial and consumer banking, leasing, trust and investment management, and financial planning and wealth management. At March 31, 2026, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Tompkins Community Bank provides a broad selection of trust and wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, and financial and tax planning services. On October 31, 2025, the Company sold all of the issued and outstanding shares of capital stock of its insurance subsidiary, Tompkins Insurance Agencies, Inc. ("TIA"), to Arthur J. Gallagher Risk Management Services, LLC ("Gallagher"). The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol "TMP."
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
In management’s opinion, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2026. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Accounting Standards Pending Adoption
ASU No. 2023-06, "Disclosure Improvements" amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The new guidance is intended to align GAAP requirements with those of the SEC. The ASU will become effective on the earlier of the date on which the SEC removes its related disclosure requirements from Regulation S-X or Regulation S-K, or June 30, 2027. Early adoption is prohibited. Adoption of ASU 2023-06 is not expected to have a material impact on our consolidated financial statements.
ASU No. 2024-03, "Disaggregation of Income Statement Expenses" requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense captions, including employee compensation, depreciation, and intangible asset amortization. Tompkins is required to adopt this ASU prospectively for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective application are permitted. Tompkins is currently evaluating the potential impact of ASU 2024-03 on our consolidated financial statements.

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

ASU No. 2025-12, "Codification Improvements" addresses suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to generally accepted accounting principles (GAAP). This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption is not expected to have a material impact on our consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.
3. Securities
Available-for-Sale Debt Securities
The following table summarizes available-for-sale debt securities held by the Company at March 31, 2026 and December 31, 2025:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
U.S. Treasuries	$45,577	$131	$1,966	$43,742
Obligations of U.S. Government sponsored entities	348,769	4,052	12,312	340,509
Obligations of U.S. states and political subdivisions	80,622	5	5,986	74,641
Mortgage-backed securities – residential, issued by
U.S. Government agencies	308,634	358	2,537	306,455
U.S. Government sponsored entities	621,668	4,863	5,419	621,112
U.S. corporate debt securities	2,500	0	49	2,451
Total available-for-sale debt securities	$1,407,770	$9,409	$28,269	$1,388,910
December 31, 2025
U.S. Treasuries	$55,492	$213	$1,925	$53,780
Obligations of U.S. Government sponsored entities	354,128	5,928	11,653	348,403
Obligations of U.S. states and political subdivisions	81,517	7	5,214	76,310
Mortgage-backed securities – residential, issued by
U.S. Government agencies	315,001	852	2,357	313,496
U.S. Government sponsored entities	582,741	6,712	1,821	587,632
U.S. corporate debt securities	2,500	0	53	2,447
Total available-for-sale debt securities	$1,391,379	$13,712	$23,023	$1,382,068

Held-to-Maturity Debt Securities
The following table summarizes held-to-maturity debt securities held by the Company at March 31, 2026 and December 31, 2025:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
U.S. Treasuries	$85,775	$0	$7,347	$78,428
Obligations of U.S. Government sponsored entities	226,770	0	22,609	204,161
Total held-to-maturity debt securities	$312,545	$0	$29,956	$282,589
December 31, 2025
U.S. Treasuries	$85,831	$0	$7,037	$78,794
Obligations of U.S. Government sponsored entities	226,697	0	21,631	205,066
Total held-to-maturity debt securities	$312,528	$0	$28,668	$283,860
The Company may from time to time sell debt securities from its available-for-sale portfolio. There were no sales of available-for-sale debt securities for the three months ended March 31, 2026 or the three months ended March 31, 2025. The Company's available-for-sale portfolio includes callable securities that may be called prior to maturity. There were no realized gains (losses) on called available-for-sale debt securities for the three months ended March 31, 2026 or the three months ended March 31, 2025. The Company also recognized net losses on equity securities of $5,000 for the three months ended March 31, 2026 and net gains of $14,000 for the same period during 2025, reflecting the change in fair value.
 The following table summarizes available-for-sale debt securities that had unrealized losses at March 31, 2026 and December 31, 2025:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2026
U.S. Treasuries	$0	$0	$28,906	$1,966	$28,906	$1,966
Obligations of U.S. Government sponsored entities	26,669	189	141,157	12,123	167,826	12,312
Obligations of U.S. states and political subdivisions	9,391	56	61,099	5,930	70,490	5,986
Mortgage-backed securities – residential, issued by
U.S. Government agencies	187,441	2,289	11,620	248	199,061	2,537
U.S. Government sponsored entities	422,096	4,976	7,889	443	429,985	5,419
U.S. corporate debt securities	0	0	2,451	49	2,451	49
Total available-for-sale debt securities	$645,597	$7,510	$253,122	$20,759	$898,719	$28,269
December 31, 2025
U.S. Treasuries	$0	$0	$38,936	$1,925	$38,936	$1,925
Obligations of U.S. Government sponsored entities	0	0	141,606	11,653	141,606	11,653
Obligations of U.S. states and political subdivisions	2,530	2	65,279	5,212	67,809	5,214
Mortgage-backed securities – residential, issued by
U.S. Government agencies	179,250	2,129	12,051	228	191,301	2,357
U.S. Government sponsored entities	291,424	1,452	7,990	369	299,414	1,821
U.S. corporate debt securities	0	0	2,447	53	2,447	53
Total available-for-sale debt securities	$473,204	$3,583	$268,309	$19,440	$741,513	$23,023

The following table summarizes held-to-maturity debt securities that had unrealized losses at March 31, 2026 and December 31, 2025:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2026
U.S. Treasuries	$0	$0	$78,428	$7,347	$78,428	$7,347
Obligations of U.S. Government sponsored entities	0	0	204,161	22,609	204,161	22,609
Total held-to-maturity debt securities	$0	$0	$282,589	$29,956	$282,589	$29,956
December 31, 2025
U.S. Treasuries	$0	$0	$78,794	$7,037	$78,794	$7,037
Obligations of U.S. Government sponsored entities	0	0	205,066	21,631	205,066	21,631
Total held-to-maturity debt securities	$0	$0	$283,860	$28,668	$283,860	$28,668
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
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of March 31, 2026, the held-to- maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including the Federal National Mortgage Agency and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "low-risk," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of March 31, 2026 or December 31, 2025.
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
The Company did not recognize any net credit impairment charge to earnings on investment securities in the first quarter of 2026 or the first quarter of 2025.
The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	March 31, 2026		December 31, 2025
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$62,719	$62,637	$74,224	$74,109
Due after one year through five years	229,088	220,345	238,913	231,336
Due after five years through ten years	185,661	178,361	180,500	175,495
Total	477,468	461,343	493,637	480,940
Mortgage-backed securities	930,302	927,567	897,742	901,128
Total available-for-sale debt securities	$1,407,770	$1,388,910	$1,391,379	$1,382,068

	March 31, 2026		December 31, 2025
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after one year through five years	$189,679	$173,185	$174,870	$160,547
Due after five years through ten years	122,866	109,404	137,658	123,313
Total held-to-maturity debt securities	$312,545	$282,589	$312,528	$283,860
The Company also holds non-marketable Federal Home Loan Bank New York ("FHLBNY") stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in Federal Home Loan Bank ("FHLB") stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and ACBB stock totaled $27.1 million and $95,000, respectively, at March 31, 2026 compared to $32.2 million and $95,000, respectively, at December 31, 2025. These securities are carried at par, which is also cost. The FHLBNY continues to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of March 31, 2026, we determined that no impairment write-downs were required.

4. Loans and Leases
Loans and Leases at March 31, 2026 and December 31, 2025 were as follows:

(In thousands)	03/31/2026	12/31/2025
Commercial and industrial
Agriculture	$104,534	$114,475
Commercial and industrial other	1,013,267	986,173
Subtotal commercial and industrial	1,117,801	1,100,648
Commercial real estate
Construction	471,378	448,901
Agriculture	238,165	234,292
Commercial real estate other	2,972,270	2,978,842
Subtotal commercial real estate	3,681,813	3,662,035
Residential real estate
Home equity	229,927	227,654
Mortgages	1,359,102	1,363,532
Subtotal residential real estate	1,589,029	1,591,186
Consumer and other
Indirect	58	68
Consumer and other	83,609	86,399
Subtotal consumer and other	83,667	86,467
Leases	9,653	10,413
Total loans and leases	6,481,963	6,450,749
Less: unearned income and deferred costs and fees	(4,020)	(4,504)
Total loans and leases, net of unearned income and deferred costs and fees	$6,477,943	$6,446,245
The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 4 – "Loans and Leases" in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in these policies and guidelines since the date of that report. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.
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

The below tables are an age analysis of past due loans, segregated by class of loans as of March 31, 2026 and December 31, 2025:

March 31, 2026
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$564	$0	$0	$564	$103,970	$104,534
Commercial and industrial other	547	334	5,023	5,904	1,007,363	1,013,267
Subtotal commercial and industrial	1,111	334	5,023	6,468	1,111,333	1,117,801
Commercial real estate
Construction	200	0	17,302	17,502	453,876	471,378
Agriculture	65	0	0	65	238,100	238,165
Commercial real estate other	1,132	0	3,609	4,741	2,967,529	2,972,270
Subtotal commercial real estate	1,397	0	20,911	22,308	3,659,505	3,681,813
Residential real estate
Home equity	598	0	2,683	3,281	226,646	229,927
Mortgages	1,059	965	7,804	9,828	1,349,274	1,359,102
Subtotal residential real estate	1,657	965	10,487	13,109	1,575,920	1,589,029
Consumer and other
Indirect	0	0	0	0	58	58
Consumer and other	205	205	150	560	83,049	83,609
Subtotal consumer and other	205	205	150	560	83,107	83,667
Leases	0	0	0	0	9,653	9,653
Total loans and leases	$4,370	$1,504	$36,571	$42,445	$6,439,518	$6,481,963
Less: unearned income and deferred costs and fees	0	0	0	0	(4,020)	(4,020)
Total loans and leases, net of unearned income and deferred costs and fees	$4,370	$1,504	$36,571	$42,445	$6,435,498	$6,477,943

December 31, 2025
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$4	$0	$0	$4	$114,471	$114,475
Commercial and industrial other	1,818	1,543	5,136	8,497	977,676	986,173
Subtotal commercial and industrial	1,822	1,543	5,136	8,501	1,092,147	1,100,648
Commercial real estate
Construction	0	0	17,302	17,302	431,599	448,901
Agriculture	69	0	0	69	234,223	234,292
Commercial real estate other	474	775	4,507	5,756	2,973,086	2,978,842
Subtotal commercial real estate	543	775	21,809	23,127	3,638,908	3,662,035
Residential real estate
Home equity	1,286	107	2,040	3,433	224,221	227,654
Mortgages	0	2,331	8,225	10,556	1,352,976	1,363,532
Subtotal residential real estate	1,286	2,438	10,265	13,989	1,577,197	1,591,186
Consumer and other
Indirect	0	0	0	0	68	68
Consumer and other	295	104	191	590	85,809	86,399
Subtotal consumer and other	295	104	191	590	85,877	86,467
Leases	0	0	0	0	10,413	10,413
Total loans and leases	$3,946	$4,860	$37,401	$46,207	$6,404,542	$6,450,749
Less: unearned income and deferred costs and fees	0	0	0	0	(4,504)	(4,504)
Total loans and leases, net of unearned income and deferred costs and fees	$3,946	$4,860	$37,401	$46,207	$6,400,038	$6,446,245

The following tables present the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses. The below tables are an age analysis of nonaccrual loans segregated by class of loans, as of March 31, 2026 and December 31, 2025:

(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
	March 31, 2026			December 31, 2025
Commercial and industrial
Commercial and industrial other	$6,544	$11,355	$0	$4,565	$8,305	$0
Subtotal commercial and industrial	6,544	11,355	0	4,565	8,305	0
Commercial real estate
Construction	0	17,302	0	0	17,303	0
Agriculture	0	66	0	0	92	0
Commercial real estate other	927	5,113	0	1,463	5,469	0
Subtotal commercial real estate	927	22,481	0	1,463	22,864	0
Residential real estate
Home equity	232	3,256	0	232	2,624	0
Mortgages	1,203	14,122	1	1,570	13,931	1
Subtotal residential real estate	1,435	17,378	1	1,802	16,555	1
Consumer and other
Consumer and other	0	57	123	0	70	145
Subtotal consumer and other	0	57	123	0	70	145
Total loans and leases	$8,906	$51,271	$124	$7,830	$47,794	$146
The Company recognized $0 of interest income on nonaccrual loans during the three months ended March 31, 2026.
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
Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of March 31, 2026, considers the allowance to be appropriate, under different conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgments and information available to them at the time of their examinations.
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
The following table details activity in the allowance for credit losses on loans and leases for the three months ended March 31, 2026 and 2025. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Three Months Ended March 31, 2026
Allowance for credit losses:
Beginning balance	$10,234	$35,255	$10,893	$1,230	$59	$57,671
Charge-offs	(336)	0	(250)	(416)	0	(1,002)
Recoveries	17	6	63	141	0	227
Provision (credit) for credit loss expense	808	307	(140)	236	1	1,212
Ending Balance	$10,723	$35,568	$10,566	$1,191	$60	$58,108
Three Months Ended March 31, 2025
Allowance for credit losses:
Beginning balance	$7,684	$35,837	$11,345	$1,568	$62	$56,496
Charge-offs	(185)	0	0	(779)	0	(964)
Recoveries	42	2	27	160	0	231
Provision (credit) for credit loss expense	1,077	3,469	170	548	(4)	5,260
Ending Balance	$8,618	$39,308	$11,542	$1,497	$58	$61,023

The following table details activity in the liabilities for off-balance sheet credit exposures for the three months ended March 31, 2026 and 2025:

(In thousands)	2026	2025
Liabilities for off-balance sheet credit exposures at beginning of period	$1,433	$1,463
Provision for credit loss expense related to off-balance sheet credit exposures	290	27
Liabilities for off-balance sheet credit exposures at end of period	$1,723	$1,490
The following table presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
March 31, 2026
Commercial and Industrial	$2,231	$4,986	$0	$7,217	$251
Commercial Real Estate	20,148	0	0	20,148	1,288
Total Loans and Leases	$22,379	$4,986	$0	$27,365	$1,539
December 31, 2025
Commercial and Industrial	$482	$4,565	$0	$5,047	$250
Commercial Real Estate	21,052	0	0	21,052	1,178
Total Loans and Leases	$21,534	$4,565	$0	$26,099	$1,428
Loan Modifications to Borrowers Experiencing Financial Difficulty
When the Company modifies loans to borrowers experiencing financial difficulty, the modifications may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.
The following tables show the amortized cost basis as of March 31, 2026 and December 31, 2025 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

(In thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Loans and Leases
March 31, 2026
Commercial and Industrial
Commercial and industrial other	$78	$835	$0	$0	$0	$913	0.09%
Subtotal commercial and industrial	78	835	0	0	0	913	0.08%
Commercial Real Estate
Commercial real estate other	0	3,304	0	0	379	3,683	0.12%
Subtotal commercial real estate	0	3,304	0	0	379	3,683	0.10%
Residential
Home equity	0	0	0	49	0	49	0.02%
Mortgages	0	0	0	297	940	1,237	0.09%
Subtotal residential	0	0	0	346	940	1,286	0.08%
Consumer
Consumer and other	23	0	0	0	0	23	0.03%
Subtotal consumer	23	0	0	0	0	23	0.03%
Total loans and leases	$101	$4,139	$0	$346	$1,319	$5,905	0.09%

(In thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Loans and Leases
December 31, 2025
Commercial and Industrial
Commercial and industrial other	$101	$410	$0	$262	$0	$773	0.08%
Subtotal commercial and industrial	101	410	0	262	0	773	0.07%
Commercial Real Estate
Commercial real estate other	0	2,856	0	0	382	3,238	0.11%
Subtotal commercial real estate	0	2,856	0	0	382	3,238	0.09%
Residential
Home equity	0	0	0	50	0	50	0.02%
Mortgages	0	0	0	109	953	1,062	0.08%
Subtotal residential	0	0	0	159	953	1,112	0.07%
Consumer
Consumer and other	23	0	0	0	0	23	0.03%
Subtotal consumer	23	0	0	0	0	23	0.03%
Total loans and leases	$124	$3,266	$0	$421	$1,335	$5,146	0.08%
There were no loan modifications made to borrowers experiencing financial difficulty that had defaulted as of March 31, 2026 and December 31, 2025.
The following tables show the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of March 31, 2026 and December 31, 2025:

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
March 31, 2026
Commercial and Industrial
Commercial and industrial other	$436	$0	$0	$0	$477	$913
Subtotal commercial and industrial	436	0	0	0	477	913
Commercial Real Estate
Commercial real estate other	3,199	0	0	0	484	3,683
Subtotal commercial real estate	3,199	0	0	0	484	3,683
Residential Real Estate
Home equity	49	0	0	0	0	49
Mortgages	258	0	0	0	979	1,237
Subtotal residential real estate	307	0	0	0	979	1,286
Consumer and Other
Consumer and other	23	0	0	0	0	23
Subtotal consumer and other	23	0	0	0	0	23
Total	$3,965	$0	$0	$0	$1,940	$5,905

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
December 31, 2025
Commercial and Industrial
Commercial and industrial other	$474	$262	$0	$0	$37	$773
Subtotal commercial and industrial	474	262	0	0	37	773
Commercial Real Estate
Commercial real estate other	3,238	0	0	0	0	3,238
Subtotal commercial real estate	3,238	0	0	0	0	3,238
Residential Real Estate
Home equity	50	0	0	0	0	50
Mortgages	260	0	0	0	802	1,062
Subtotal residential real estate	310	0	0	0	802	1,112
Consumer and Other
Consumer and other	23	0	0	0	0	23
Subtotal consumer and other	23	0	0	0	0	23
Total	$4,045	$262	$0	$0	$839	$5,146

The following tables present credit quality indicators by total loans on an amortized cost basis by origination year as of March 31, 2026 and December 31, 2025:

March 31, 2026
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Pass	$63,659	$164,262	$113,700	$72,835	$76,150	$148,294	$331,280	$5,901	$976,081
Special Mention	0	112	1,388	71	0	2,730	22,048	0	26,349
Substandard	0	61	674	1,419	1,295	930	6,458	0	10,837
Total Commercial and Industrial - Other	$63,659	$164,435	$115,762	$74,325	$77,445	$151,954	$359,786	$5,901	$1,013,267
Current-period gross writeoffs	$0	$223	$113	$250	$0	$0	$0	$0	$586
Commercial and Industrial - Agriculture:
Pass	$4,402	$9,799	$8,107	$22,930	$6,900	$4,585	$47,679	$0	$104,402
Special Mention	0	23	0	0	3	19	66	0	111
Substandard	0	0	0	0	0	21	0	0	21
Total Commercial and Industrial - Agriculture	$4,402	$9,822	$8,107	$22,930	$6,903	$4,625	$47,745	$0	$104,534
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate
Pass	$65,266	$420,999	$327,844	$245,834	$295,832	$1,520,790	$18,783	$11,815	$2,907,163
Special Mention	0	6,500	303	920	1,459	29,853	0	0	39,035
Substandard	0	0	399	927	2,119	21,890	737	0	26,072
Total Commercial Real Estate	$65,266	$427,499	$328,546	$247,681	$299,410	$1,572,533	$19,520	$11,815	$2,972,270
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Agriculture:
Pass	$7,375	$27,881	$24,249	$11,325	$40,488	$118,948	$5,599	$2,043	$237,908
Special Mention	0	0	0	0	0	157	0	0	157
Substandard	0	0	0	0	0	100	0	0	100
Total Commercial Real Estate - Agriculture	$7,375	$27,881	$24,249	$11,325	$40,488	$119,205	$5,599	$2,043	$238,165
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Construction
Pass	$0	$0	$9,000	$37,160	$18,226	$15,930	$366,998	$6,311	$453,625
Special Mention	0	0	0	0	0	0	452	0	452
Substandard	0	0	0	0	0	0	17,301	0	17,301
Total Commercial Real Estate - Construction	$0	$0	$9,000	$37,160	$18,226	$15,930	$384,751	$6,311	$471,378
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Residential - Home Equity
Performing	$396	$1,537	$744	$1,366	$1,232	$17,735	$202,873	$788	$226,671
Nonperforming	0	0	0	0	0	1,515	1,741	0	3,256
Total Residential - Home Equity	$396	$1,537	$744	$1,366	$1,232	$19,250	$204,614	$788	$229,927
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Mortgages
Performing	$26,020	$110,382	$100,262	$117,613	$158,819	$831,884	$0	$0	$1,344,980
Nonperforming	0	103	474	865	832	11,848	0	0	14,122
Total Residential - Mortgages	$26,020	$110,485	$100,736	$118,478	$159,651	$843,732	$0	$0	$1,359,102
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$15,963	$20,715	$9,858	$10,416	$6,872	$17,629	$2,099	$0	$83,552
Nonperforming	0	5	9	14	14	14	1	0	57
Total Consumer - Direct	$15,963	$20,720	$9,867	$10,430	$6,886	$17,643	$2,100	$0	$83,609
Current-period gross writeoffs	$355	$15	$0	$5	$5	$36	$0	$0	$416
Consumer - Indirect
Performing	$0	$0	$0	$0	$0	$58	$0	$0	$58
Nonperforming	0	0	0	0	0	0	0	0	0
Total Consumer - Indirect	$0	$0	$0	$0	$0	$58	$0	$0	$58
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

December 31, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Pass	$178,999	$111,528	$81,883	$73,977	$37,104	$126,706	$316,314	$8,606	$935,117
Special Mention	9,871	9,447	90	1,154	178	1,468	21,037	0	43,245
Substandard	0	423	1,433	0	390	192	5,032	341	7,811
Total Commercial and Industrial - Other	$188,870	$121,398	$83,406	$75,131	$37,672	$128,366	$342,383	$8,947	$986,173
Current-period gross writeoffs	$526	$597	$85	$66	$254	$13	$0	$0	$1,541
Commercial and Industrial - Agriculture:
Pass	$11,890	$9,337	$24,659	$7,539	$1,418	$3,852	$55,263	$470	$114,428
Special Mention	0	0	0	0	22	25	0	0	47
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - Agriculture	$11,890	$9,337	$24,659	$7,539	$1,440	$3,877	$55,263	$470	$114,475
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate
Pass	$409,529	$320,178	$256,566	$310,051	$374,436	$1,204,064	$19,291	$19,216	$2,913,331
Special Mention	6,500	305	927	1,961	1,362	45,932	0	0	56,987
Substandard	0	399	927	1,149	1,461	3,804	784	0	8,524
Total Commercial Real Estate	$416,029	$320,882	$258,420	$313,161	$377,259	$1,253,800	$20,075	$19,216	$2,978,842
Current-period gross writeoffs	$0	$0	$0	$0	$2,000	$5,310	$0	$0	$7,310
Commercial Real Estate - Agriculture:
Pass	$26,485	$23,114	$11,133	$41,082	$20,087	$103,609	$4,488	$4,026	$234,024
Special Mention	0	0	0	0	0	141	0	0	141
Substandard	0	0	0	0	0	127	0	0	127
Total Commercial Real Estate - Agriculture	$26,485	$23,114	$11,133	$41,082	$20,087	$103,877	$4,488	$4,026	$234,292
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Construction
Pass	$0	$13,222	$30,274	$1,542	$15,688	$349	$344,568	$25,659	$431,302
Special Mention	0	0	0	0	0	0	297	0	297
Substandard	0	0	0	0	0	0	17,302	0	17,302
Total Commercial Real Estate - Construction	$0	$13,222	$30,274	$1,542	$15,688	$349	$362,167	$25,659	$448,901
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Residential - Home Equity
Performing	$1,613	$767	$1,448	$1,309	$795	$17,309	$200,118	$1,671	$225,030
Nonperforming	0	0	0	0	0	1,382	1,242	0	2,624
Total Residential - Home Equity	$1,613	$767	$1,448	$1,309	$795	$18,691	$201,360	$1,671	$227,654
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Mortgages
Performing	$113,023	$104,677	$120,785	$160,682	$220,793	$629,641	$0	$0	$1,349,601
Nonperforming	103	294	878	982	1,037	10,637	0	0	13,931
Total Residential - Mortgages	$113,126	$104,971	$121,663	$161,664	$221,830	$640,278	$0	$0	$1,363,532
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$34,987	$11,109	$11,207	$7,430	$6,887	$12,427	$2,282	$0	$86,329
Nonperforming	0	0	2	21	0	40	7	0	70
Total Consumer - Direct	$34,987	$11,109	$11,209	$7,451	$6,887	$12,467	$2,289	$0	$86,399
Current-period gross writeoffs	$2,220	$15	$17	$17	$20	$55	$0	$0	$2,344
Consumer - Indirect
Performing	$0	$0	$0	$0	$17	$51	$0	$0	$68
Nonperforming	0	0	0	0	0	0	0	0	0
Total Consumer - Indirect	$0	$0	$0	$0	$17	$51	$0	$0	$68
Current-period gross writeoffs	$0	$0	$0	$0	$0	$15	$0	$0	$15
6. Earnings Per Share
Earnings per share in the table below, for the three month periods ended March 31, 2026 and 2025 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share (ASC 260). ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Prior to 2019, the Company issued restricted stock awards that contained such rights and are therefore considered participating securities. Since 2019, the Company has issued restricted stock awards that do not have nonforfeitable rights to dividends and are therefore not considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(In thousands, except share and per share data)	03/31/2026	03/31/2025
Basic
Net income available to common shareholders	$26,074	$19,679
Less: income attributable to unvested stock-based compensation awards	0	0
Net earnings allocated to common shareholders	26,074	19,679
Weighted average shares outstanding, including unvested stock-based compensation awards	14,416,228	14,434,637
Less: average unvested stock-based compensation awards	(165,259)	(188,497)
Weighted average shares outstanding - Basic	14,250,969	14,246,140
Diluted
Net earnings allocated to common shareholders	26,074	19,679
Weighted average shares outstanding - Basic	14,250,969	14,246,140
Plus: incremental shares from assumed conversion of stock-based compensation awards	96,545	73,300
Weighted average shares outstanding - Diluted	14,347,514	14,319,440
Basic EPS	$1.83	$1.38
Diluted EPS	$1.82	$1.37
Stock-based compensation awards representing 8,209 and 13,488 of common shares during the three months ended March 31, 2026 and 2025, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.
7. Other Comprehensive Income (Loss)
The following table presents reclassifications out of the accumulated other comprehensive income (loss) for the three month periods ended March 31, 2026 and 2025:

(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
March 31, 2026
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$(9,549)	$2,387	$(7,162)
Net unrealized gains	(9,549)	2,387	(7,162)
Employee benefit plans:
Amortization of net retirement plan actuarial gain (loss)	109	(27)	82
Amortization of net retirement plan prior service cost	49	(13)	36
Employee benefit plans	158	(40)	118
Other comprehensive loss	$(9,391)	$2,347	$(7,044)
March 31, 2025
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$21,489	$(5,372)	$16,117
Net unrealized losses	21,489	(5,372)	16,117
Employee benefit plans:
Amortization of net retirement plan actuarial gain (loss)	171	(43)	128
Amortization of net retirement plan prior service cost	49	(12)	37
Employee benefit plans	220	(55)	165
Other comprehensive income	$21,709	$(5,427)	$16,282

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2026	$(6,984)	$(12,070)	$(19,054)
Other comprehensive income before reclassifications	(7,162)	0	(7,162)
Amounts reclassified from accumulated other comprehensive (loss) income	0	118	118
Net current-period other comprehensive income	(7,162)	118	(7,044)
Balance at March 31, 2026	$(14,146)	$(11,952)	$(26,098)
Balance at January 1, 2025	$(101,694)	$(16,798)	$(118,492)
Other comprehensive loss before reclassifications	16,117	0	16,117
Amounts reclassified from accumulated other comprehensive (loss) income	0	165	165
Net current-period other comprehensive income (loss)	16,117	165	16,282
Balance at March 31, 2025	$(85,577)	$(16,633)	$(102,210)
The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three months ended March 31, 2026 and 2025:

Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]		Affected Line Item in the Statement Where Net Income is Presented
	03/31/2026	03/31/2025
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	$0	Net gain (loss) on securities transactions
	0	0	Income tax expense
	0	0	Net of tax
Employee benefit plans:
Amortization of the following
Net retirement plan actuarial loss	(109)	(171)	Other operating expense
Net retirement plan prior service cost	(49)	(49)	Other operating expense
	(158)	(220)	Total before tax
	40	55	Income tax expense
	$(118)	$(165)	Net of tax
1 Amounts in parentheses indicate debits in income statement.
8. Financial Guarantees
The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of March 31, 2026, the Company’s maximum potential obligation under standby letters of credit was $36.8 million compared to $36.5 million at December 31, 2025. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

9. Segment and Related Information
The Company manages its operations through two reportable business segments in accordance with the standards set forth in FASB ASC 280, "Segment Reporting": (i) banking and (ii) wealth management. The Company’s wealth management services, other than trust services, are managed separately from the banking segment.
On October 31, 2025, the Company sold all of the issued and outstanding shares of capital stock of its insurance subsidiary, TIA, to Gallagher. For the first 10 months of 2025, the Company had three operating segments: (i) banking, (ii) insurance services, and (iii) wealth management.
Banking
Tompkins Community Bank has twelve banking offices located in Ithaca, NY and surrounding communities; fourteen banking offices located in the Genesee Valley region of New York State, which includes Monroe County; twelve banking offices located in the counties north of New York City; and sixteen banking offices operating in southeastern Pennsylvania.
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
Segment Reporting
Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following tables. Investment in subsidiaries is netted out of the presentations below. The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking, insurance and wealth management services segments. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by the bank and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Three months ended March 31, 2026
(In thousands)	Banking	Wealth Management	Intercompany	Consolidated
Interest income	$102,669	$0	$0	$102,669
Interest expense	30,808	0	0	30,808
Net interest income	71,861	0	0	71,861
Provision for credit loss expense	1,502	0	0	1,502
Noninterest income	6,468	5,366	0	11,834
Noninterest expense	43,578	4,148	0	47,726
Income before income tax expense	33,249	1,218	0	34,467
Income tax expense	8,089	304	0	8,393
Net Income	$25,160	$914	$0	$26,074
Depreciation and amortization	$2,261	$46	$0	$2,307
Assets	8,666,640	29,121	0	8,695,761
Goodwill	64,525	8,211	0	72,736
Other intangibles, net	1,833	0	0	1,833
Net loans and leases	6,419,835	0	0	6,419,835
Deposits	7,054,239	0	(67)	7,054,172
Total Equity	920,303	26,438	0	946,741

Three months ended March 31, 2025
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$89,462	$1	$0	$(1)	$89,462
Interest expense	32,801	0	0	(1)	32,800
Net interest income	56,661	1	0	0	56,662
Provision for credit loss expense	5,287	0	0	0	5,287
Noninterest income	8,645	11,703	5,213	(529)	25,032
Noninterest expense	39,693	7,325	4,118	(529)	50,607
Income before income tax expense	20,326	4,379	1,095	0	25,800
Income tax expense	4,642	1,205	274	0	6,121
Net Income	$15,684	$3,174	$821	$0	$19,679
Depreciation and amortization	$2,105	$46	$44	$0	$2,195
Assets	8,141,375	44,496	29,304	(15,522)	8,199,653
Goodwill	64,524	19,867	8,211	0	92,602
Other intangibles, net	1,222	935	19	0	2,176
Net loans and leases	6,005,622	0	0	0	6,005,622
Deposits	6,768,704	0	0	(15,202)	6,753,502
Total Equity	678,242	36,669	26,466	0	741,377
10. Fair Value Measurements
FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FASB ASC Topic 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Transfers between levels, when determined to be appropriate, are recognized at the end of each reporting period.

The three levels of the fair value hierarchy under FASB ASC Topic 820 are:
Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value:

Recurring Fair Value Measurements
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
Assets
Available-for-sale debt securities
U.S. Treasuries	$43,742	$0	$43,742	$0
Obligations of U.S. Government sponsored entities	340,509	0	340,509	0
Obligations of U.S. states and political subdivisions	74,641	0	74,641	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	306,455	0	306,455	0
U.S. Government sponsored entities	621,112	0	621,112	0
U.S. corporate debt securities	2,451	0	2,451	0
Total Available-for-sale debt securities	$1,388,910	$0	$1,388,910	$0
Equity securities, at fair value	795	0	0	795
Derivatives designated as hedging instruments	23	0	23	0
Derivatives not designated as hedging instruments	3,725	0	3,725	0
Liabilities
Derivatives not designated as hedging instruments	$4,095	$0	$4,095	$0
December 31, 2025
Assets
Available-for-sale debt securities
U.S. Treasuries	$53,780	$0	$53,780	$0
Obligations of U.S. Government sponsored entities	348,403	0	348,403	0
Obligations of U.S. states and political subdivisions	76,310	0	76,310	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	313,496	0	313,496	0
U.S. Government sponsored entities	587,632	0	587,632	0
U.S. corporate debt securities	2,447	0	2,447	0
Total Available-for-sale debt securities	$1,382,068	$0	$1,382,068	$0
Equity securities, at fair value	800	0	0	800
Derivatives designated as hedging instruments	33	0	33	0
Derivatives not designated as hedging instruments	5,032	0	5,032	0
Liabilities
Derivatives not designated as hedging instruments	$5,389	$0	$5,389	$0

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
The change in the fair value of equity securities valued using significant unobservable inputs (level 3), between December 31, 2025 and March 31, 2026, was immaterial.
There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2026.
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
Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral-dependent individually evaluated loans, and other real estate owned ("OREO"). As of March 31, 2026 and 2025, certain collateral-dependent evaluated loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for credit losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs. Upon initial recognition, fair value write-downs are taken through a charge-off to the allowance for credit losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2026 and 2025. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions:

(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:		(Level 1)	(Level 2)	(Level 3)
Three months ended March 31, 2026
Individually evaluated loans	$18,443	$0	$0	$18,443	$(250)
Other real estate owned	37	0	0	37	0
Three months ended March 31, 2025
Individually evaluated loans	$36,274	$0	$0	$36,274	$80
Other real estate owned	0	0	0	0	1,898
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

Estimated Fair Value of Financial Instruments
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
Financial Assets:
Cash and cash equivalents	$171,449	$171,449	$171,449	$0	$0
Securities - held-to-maturity	312,545	282,589	0	282,589	0
FHLB stock and other stock	27,189	27,189	0	27,189	0
Accrued interest receivable	32,058	32,058	0	32,058	0
Loans/leases, net[1]	6,419,889	6,123,061	0	0	6,123,061

Financial Liabilities:
Time deposits	$1,292,391	$1,288,852	$0	$1,288,852	$0
Other deposits	5,761,781	5,761,781	0	5,761,781	0
Fed funds purchased and securities sold
under agreements to repurchase	118,133	118,133	0	118,133	0
Other borrowings	449,446	450,017	0	450,017	0
Accrued interest payable	4,343	4,343	0	4,343	0
December 31, 2025
Financial Assets:
Cash and cash equivalents	$132,817	$132,817	$132,817	$0	$0
Securities - held-to-maturity	312,528	283,860	0	283,860	0
FHLB stock and other stock	32,307	32,307	0	32,307	0
Accrued interest receivable	30,697	30,697	0	30,697	0
Loans/leases, net[1]	6,432,014	6,129,089	0	0	6,129,089

Financial Liabilities:
Time deposits	$1,298,393	$1,296,714	$0	$1,296,714	$0
Other deposits	5,639,369	5,639,369	0	5,639,369	0
Fed funds purchased and securities sold
under agreements to repurchase	95,569	95,569	0	95,569	0
Other borrowings	564,446	565,568	0	565,568	0
Accrued interest payable	4,920	4,920	0	4,920	0
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
Derivatives Designated as Hedging Instruments
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2026, the Company had interest rate swaps with a total notional amount of $50.0 million hedging fixed-rate residential mortgage loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
As of March 31, 2026 and December 31, 2025, the following amounts were recorded on the consolidated statements of condition related to cumulative basis adjustment for fair value hedges.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	03/31/2026	03/31/2026	12/31/2025	12/31/2025
Fixed Rate Loans[1]	$49,970	$(30)	$49,962	$(38)
Total	$49,970	$(30)	$49,962	$(38)
[1] These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At March 31, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $648.5 million and $658.5 million respectively; the cumulative basis adjustments associated with these hedging relationships was $30,000 and $38,000, respectively; and the amounts of the designated hedged items were $50.0 million and $100.0 million respectively.

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
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Statements of Condition
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of March 31, 2026 and December 31, 2025.

(In thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
	March 31, 2026		December 31, 2025
Derivative Assets
Derivatives designated as hedging instruments
Interest Rate Products	$50,000	$23	$50,000	$33
Total derivatives designated as hedging instruments		$23		$33
Derivatives not designated as hedging instruments
Interest Rate Products	$251,804	$3,725	$249,273	$5,032
Total derivatives not designated as hedging instruments		$3,725		$5,032
Derivative Liabilities
Derivatives not designated as hedging instruments
Interest Rate Products	$251,804	$4,013	$249,273	$5,312
Risk Participation Agreement	57,717	82	64,282	77
Total derivatives not designated as hedging instruments		$4,095		$5,389

Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the three months ended March 31, 2026 and 2025:

The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
	Location of Gain or (Loss) Recognized in Income on Derivative
	03/31/2026	03/31/2025
(In thousands)	Interest Income
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$32	$294
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	9	340
Derivatives designated as hedging instruments	23	(46)
Tabular Disclosure of the Effect of Derivatives Not Designated as Hedging Instruments on the Income Statement
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the three months ending March 31, 2026 and March 31, 2025:

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended
(In thousands)		03/31/2026	03/31/2025
Interest Rate Products	Other Income	$(65)	$(111)
Risk Participation Agreement	Other Income	(4)	25
Total		$(69)	$(86)
Fee Income	Other Income	$58	$29
Credit-risk-related Contingent Features
Applicable for OTC derivatives with dealers
The Company's agreements with each of its derivative counterparties provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2026 and December 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.9 million and $5.3 million, respectively. As of March 31, 2026 and December 31, 2025, the Company had posted $3.4 million and $1.9 million, respectively, in collateral related to these agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS
Overview
Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, and financial planning and wealth management. At March 31, 2026, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Tompkins Community Bank provides a broad selection of wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, and financial and tax planning. On October 31, 2025, the Company sold all of the issued and outstanding shares of capital stock of its wholly-owned insurance subsidiary, Tompkins Insurance Agencies, Inc. ("TIA"), to Arthur J. Gallagher Risk Management Services, LLC ("Gallagher"). The Company’s principal offices are located at 118 E. Seneca Street, P.O. Box 460, Ithaca, NY, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol "TMP."
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
Wealth management services consist of investment management, trust and estate, and financial and tax planning services. Wealth management services are provided under the trade name Tompkins Financial Advisors.
The Company operated its wholly-owned insurance subsidiary, TIA, from 2001 until its sale to Gallagher on October 31, 2025. TIA was a full-service insurance agency that offered services such as property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. TIA's revenue and expenses were consolidated into the Company's financial statements through October 31, 2025.
The Company’s principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for credit losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities.
Competition
Competition for commercial banking and other financial services is strong in the Company’s market areas. In one or more aspects of its business, Tompkins Community Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, internet-based financial services companies, mutual funds, brokerage and investment banking companies, and other financial intermediaries. Some of these competitors have substantially greater resources and lending capabilities and may offer services that the Company does not currently provide. The financial services industry continues to undergo rapid technological change with introductions of new technologies and services, including new ways that customers can make payments or manage their accounts, including through use of stablecoins and other forms of cryptocurrency, tokens, and other digital assets or alternative payment systems. The Company faces increasing competition from institutions not subject to the same the same extensive State and Federal regulations that govern financial holding companies and Federally-insured banks, including by financial technology companies, or "fintechs," which may offer bank-like products or services that compete directly with the Company’s products and services.

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
Regulation
Banking and wealth management are highly regulated. As a financial holding company including a community bank and a registered investment adviser, the Company and its subsidiary are subject to examination and regulation by the Federal Reserve Board ("FRB"), Securities and Exchange Commission ("SEC"), the Federal Deposit Insurance Corporation ("FDIC"), the New York State Department of Financial Services, and the Financial Industry Regulatory Authority.
OTHER IMPORTANT INFORMATION
The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2026. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.
In this Report, there are comparisons of the Company’s performance to that of a peer group, which is comprised of 200 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s "Bank Holding Company Performance Report" for December 31, 2025 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "could", "should", "will", "would", "estimate", "intend", "continue", "believe", "expect", "plan", "commit", or "anticipate", as well as the negative and other variations of these terms and other similar words. Examples of forward-looking statements may include statements regarding; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the need to sell securities before recovery of amortized cost; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies; projections of future financial condition, operating results, income, capital expenditures, costs or other financial items; anticipated regulatory and legislative changes; and other characterizations of future events or circumstances as well as other statements that are not statements of historical fact. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements and historical performance. The following factors, in addition to those listed as Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, are among those that could cause actual results to differ materially from the forward-looking statements and historical performance: changes in general economic, market and regulatory conditions; our ability to attract and retain deposits and other sources of liquidity; gross domestic product growth and inflation trends; the impact of the interest rate and inflationary environment on the Company's business, financial condition and results of operations; other income or cash flow anticipated from the Company's operations, investment and/or lending activities; changes in laws and regulations affecting public companies, banks, bank holding companies and/or financial holding companies, including the Dodd-Frank Act, and other federal, state and local government mandates; the impact of any change in the FDIC insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount; changes in supervisory and regulatory scrutiny of financial institutions; technological developments and changes; cybersecurity incidents and threats; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers and the geographic concentration of our business; the ability to access financial resources in the amounts, at the times, and on the terms required to support the Company's future businesses; and the economic impact, including potential market volatility, of national and global events, including the response to bank failures, war and geopolitical matters (including continuing or increasing hostilities in the Middle East and the war in Ukraine), tariffs and trade wars, widespread protests, civil unrest, political uncertainty, and pandemics or other public health crises; and the related financial stress on borrowers and changes to customer behavior and credit risk as a result of any of the foregoing. The Company does not undertake any obligation to update its forward-looking statements.
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
The Company’s methodology for estimating the allowance considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to "Financial Condition - Allowance for Credit Losses" below, and to Note 5 - "Allowance for Credit Losses" and Note 1 – "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
For information on the Company's significant accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Refer to "Accounting Standards Pending Adoption" in Note 2 - "Basis of Presentation" in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting standards updates.
Critical Accounting Estimates
The Company's significant accounting policies conform with GAAP and are described in Note 1 "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The most significant area in which management of the Company applies critical assumptions and estimates is the following:
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
RESULTS OF OPERATIONS
Performance Summary
Net income for the first quarter of 2026 was $26.1 million or $1.82 diluted earnings per share, compared to $19.7 million or $1.37 diluted earnings per share for the same period in 2025. The increase in net income from the first quarter of 2025 was mainly a result of higher net interest income, driven by increased interest income on loans and securities and lower funding costs; lower provision expense; and lower noninterest expenses.
Return on average assets ("ROA") for the quarter ended March 31, 2026 was 1.23%, compared to 0.99% for the quarter ended March 31, 2025. Return on average shareholders’ equity ("ROE") for the first quarter of 2026 was 11.11%, compared to 10.96% for the same period in 2025.
Segment Reporting
The Company operates in the following two business segments: banking and wealth management. Wealth management activities include the results of the Company's trust, financial planning, and wealth management services provided by Tompkins Financial Advisors, a division of Tompkins Community Bank. All other activities are considered banking. Prior to the sale of TIA on October 31, 2025, the Company also had an insurance segment. TIA provided property and casualty insurance services and employee benefits consulting. For additional financial information on the Company's segments, refer to "Note 9 - Segment and Related Information" in the Notes to Consolidated Financial Statements in Part I of this Report on Form 10-Q.
Banking Segment
The banking segment reported net income of $25.2 million for the first quarter of 2026, an increase of $9.5 million or 60.4% from net income of $15.7 million for the same period in 2025. The increase in net income for the first quarter of 2026 compared to the first quarter of 2025 was primarily due to an increase in net interest margin and a reduction in provision expense. Net interest income of $71.9 million for the first quarter of 2026 was up $15.2 million or 26.8% from the same period in 2025. The increase in net interest income was primarily due to higher yields on interest earning assets, growth in average interest earning assets and a reduction in funding costs. The provision for credit loss expense was $1.5 million for the three months ended March 31, 2026, compared to a provision expense of $5.3 million for the same period in 2025.
Noninterest income of $6.5 million for the three months ended March 31, 2026 was down $2.2 million or 25.2% compared to the same period in 2025. The decrease in noninterest income for the three months ended March 31, 2026 compared to the same period in 2025 was mainly attributable to a gain on the sale of other real estate owned ("OREO") of $1.9 million recorded in the prior period.
Noninterest expense of $43.6 million for the first quarter of 2026 was up $3.9 million or 9.8% from the same period in 2025. The increase was driven primarily by higher salaries and employee benefits, which increased $2.7 million, along with higher technology and furniture, fixtures, and equipment expenses.
Wealth Management Segment
The wealth management segment reported net income of $914,000 for the three months ended March 31, 2026, which was up $93,000 or 11.3% compared to the first quarter of 2025. The increase in net income for the three month period ended March 31, 2026, compared to the same period in 2025, was mainly attributable to an increase in asset-based advisory revenue. Noninterest expense for the first quarter of 2026 was in line with the same period prior year.

Average Net Interest Income
The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each, for each of the three month periods ended March 31, 2026, December 31, 2025, and March 31, 2025:

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended			Quarter Ended
	March 31, 2026			December 31, 2025			March 31, 2025
(dollar amounts in thousands)	Average Balance (QTD)	Interest	Average Yield/Rate	Average Balance (QTD)	Interest	Average Yield/Rate	Average Balance (QTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$13,394	$166	5.03%	$17,795	$211	4.70%	$16,424	$175	4.32%
Securities[1]
U.S. Government securities	1,636,770	14,435	3.58%	1,595,043	12,244	3.04%	1,598,785	9,441	2.39%
State and municipal[2]	81,218	536	2.68%	81,613	537	2.61%	85,893	554	2.62%
Other Securities[2]	3,305	49	6.01%	3,298	52	6.25%	3,275	53	6.56%
Total securities	1,721,293	15,020	3.54%	1,679,954	12,833	3.03%	1,687,953	10,048	2.41%
FHLBNY and FRB stock	29,016	460	6.43%	24,113	593	9.76%	31,983	711	9.01%
Total loans and leases, net of unearned income[2,3]	6,434,853	87,337	5.50%	6,336,565	87,612	5.48%	6,025,363	78,835	5.31%
Total interest-earning assets	8,198,556	102,983	5.09%	8,058,427	101,249	4.98%	7,761,723	89,769	4.69%
Other assets	382,767			313,860			294,855
Total assets	$8,581,323			$8,372,287			$8,056,578
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	$3,823,812	$15,589	1.65%	$3,779,290	$16,695	1.75%	$3,682,318	$16,093	1.77%
Time deposits	1,285,701	10,420	3.29%	1,282,009	11,150	3.45%	1,159,039	10,557	3.69%
Total interest-bearing deposits	5,109,513	26,009	2.06%	5,061,299	27,845	2.18%	4,841,357	26,650	2.23%
Federal funds purchased & securities sold under agreements to repurchase	42,788	18	0.17%	42,221	21	0.20%	47,653	41	0.35%
Other borrowings	491,310	4,781	3.95%	380,920	3,983	4.15%	561,983	6,109	4.41%
Total interest-bearing liabilities	5,643,611	30,808	2.21%	5,484,440	31,849	2.30%	5,450,993	32,800	2.44%
Noninterest bearing deposits	1,855,440			1,911,583			1,779,197
Accrued expenses and other liabilities	130,879			100,606			98,278
Total liabilities	7,629,930			7,496,629			7,328,468
Tompkins Financial Corporation Shareholders’ equity	951,393			875,658			728,110
Total equity	951,393			875,658			728,110
Total liabilities and equity	$8,581,323			$8,372,287			$8,056,578
Interest rate spread			2.88%			2.68%			2.25%
Tax-equivalent net interest income/margin on earning assets		72,175	3.57%		69,400	3.42%		56,969	2.98%
Tax-equivalent adjustment		(314)			(339)			(307)
Net interest income		$71,861			$69,061			$56,662
1 Average balances and yields on available-for-sale debt securities are based on historical amortized cost.
2 Interest income includes the tax effects of taxable-equivalent adjustments using an effective income tax rate of 21% in 2026 and 2025 to increase tax exempt interest income to taxable-equivalent basis.
3 Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s consolidated financial statements included in Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 85.9% of total revenues for the three months ended March 31, 2026, compared to 69.4% for the same period in 2025. Net interest income is dependent on the volume and composition of interest-earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each, for the periods indicated.
Net interest income for the three months ended March 31, 2026 of $71.9 million was up $15.2 million or 26.8% from the same period in 2025. The increase in net interest income was due to improvement in net interest margin, which is discussed below, and growth in average loans. The average yield on interest-earning assets for the three months ended March 31, 2026 was up 40 basis points over the same period in 2025, while the average cost of interest-bearing liabilities was down 23 basis points over the same period.
Net interest margin for the three months ended March 31, 2026 was 3.57% compared to 3.42% for the most recent prior quarter, and 2.98% for the first quarter of 2025. The increase in net interest margin over the prior periods reflects growth in average loan balances, improved yields on average earnings assets, and lower funding costs.
Interest income for the three months ended March 31, 2026 was $102.7 million, up $13.2 million or 14.8% compared to the same period in 2025. The increase in interest income was mainly in interest and fees on loans, which were up $8.5 million or 10.8%, driven by higher yields and higher average balances for the three months ended March 31, 2026, compared to the same period in 2025. Average loan balances for the first quarter of 2026 were up $409.5 million or 6.8% from the first quarter of 2025, while the 5.50% average yield on loans for the first quarter of 2026 was up 19 basis points from the average yield on loans for the first quarter of 2025.
Interest income on securities, excluding dividends on FHLB stock, for the three months ended March 31, 2026, was up $5.0 million or 50.0% as compared to the same period in 2025. Average yield on securities for the first quarter of 2026 was up 113 basis points over the first quarter of 2025, mainly a result of the reinvestment within the portfolio at higher yields, including the previously reported repositioning of the portfolio in the fourth quarter of 2025. Average balances for securities for the first quarter of 2026 increased $33.3 million, or 2.0%, over the same period in 2025.
Interest expense for the three months ended March 31, 2026 decreased by $2.0 million or 6.1% compared to the same period in 2025, driven mainly by a decrease in average rates paid on interest-bearing liabilities, partially offset by higher average balances of interest-bearing liabilities. The average cost of interest-bearing liabilities for the first quarter of 2026 was 2.21%, a decrease of 23 basis points from the first quarter of 2025, as a result of lower market interest rates and improved funding mix, as deposit growth contributed to a decrease in average borrowings.
Average interest-bearing deposits for the first quarter of 2026 were up $268.2 million or 5.5% over the same period in 2025. The growth was largely in interest-bearing checking, savings, and money market accounts, which were up $141.5 million or 3.8% for the first quarter of 2026 compared to the same period in 2025. The average cost of interest-bearing deposits for the first quarter of 2026 compared to the same period in 2025 was down 17 basis points or 7.6%. Average noninterest bearing deposit balances for the first quarter of 2026 increased $76.4 million or 4.3% compared to the first quarter of 2025.
Average other borrowings for the three months ended March 31, 2026 were down $70.7 million or 12.6% compared to the same period in 2025. The average rate paid on other borrowings for the first quarter of 2026 was down 46 basis points from the same period in 2025.
Noninterest Income
Noninterest income was $11.8 million for the first quarter of 2026, down $13.2 million or 52.7% compared to the first quarter of 2025. Noninterest income represented 14.1% of total revenue for the three months ended March 31, 2026, compared to 30.6% for the same period in 2025. The decrease was mainly in insurance commissions and fees and reflects the sale of the Company's insurance subsidiary, TIA, in October 2025. Insurance revenues were $11.6 million in the first quarter of 2025.
Wealth management fees for the first quarter of 2026 were up $147,000 or 2.9% over the first quarter of 2025, driven by an increase in advisory assets under management. Wealth management fees include trust services, financial planning, wealth management services, and brokerage related services and are generally based on the market value of assets within an account and are thus impacted by volatility in equity and bond markets. The fair value of assets managed by, or in custody of, Tompkins was $2.9 billion at March 31, 2026, down from $3.1 billion at March 31, 2025.
Other income of $2.1 million in the first quarter of 2026 was down $1.7 million or 44.8% compared to the same period in 2025. The decrease in the first quarter of 2026 compared to the same period in 2025 was driven by a $1.9 million gain on the sale of other real estate owned in 2025.

Noninterest Expense
Noninterest expense was $47.7 million for the first quarter of 2026, down $2.9 million or 5.7% compared to the same period in 2025. Noninterest expense as a percentage of total revenue for the first quarter of 2026 was 57.0% compared to 61.9% for the same period in 2025. The decrease mainly reflects the sale of the Company's insurance subsidiary, TIA, in October 2025.

Expenses associated with salaries and wages and employee benefits are the largest component of noninterest expense, representing 60.3% of total noninterest expense for the first quarter of 2026, compared to 63.4% for the first quarter of 2025. Salaries and wages and employee benefits expense for the three months ended March 31, 2026 were down $3.3 million or 10.4% compared to the first quarter of 2025. Salaries, wages and employee benefits expense attributable to TIA were $6.0 million in the first quarter of 2025. Partially offsetting the decrease in employee related costs relative to the sale of TIA, were increases in strategic hiring in the bank, annual merit increases and increases in other employee benefits. Also contributing to the year-over-year decrease were net occupancy expenses, down $115,000 or 3.2%, and amortization expense, down $84,000 or 100.0%, with first quarter 2025 TIA expenses in the same categories of $279,000 and $81,000, respectively.
Income Tax Expense
The provision for income taxes was $8.4 million for an effective rate of 24.4% for the first quarter of 2026, compared to provision expense of $6.1 million and an effective rate of 23.7% for the same quarter in 2025. The effective rates differ from the U.S. statutory rate primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock-based compensation.
FINANCIAL CONDITION
Total assets were $8.7 billion at March 31, 2026, up $27.5 million or 0.3% from December 31, 2025. Cash and cash equivalents were up $38.6 million or 29.1%, total loans were up $31.7 million or 0.5%, total securities were up $6.9 million or 0.4% and loans held for sale were down $43.4 million compared to December 31, 2025. Total deposits were up $116.4 million or 1.7%, Federal funds purchased and securities sold under agreement to repurchase were up $22.6 million or 23.6%, and total borrowings were down $115.0 million or 20.4% from December 31, 2025.
Securities
As of March 31, 2026, the Company’s securities portfolio was $1.7 billion or 19.6% of total assets, in line with year-end 2025. The following table details the composition of the securities portfolio:

Available-for-Sale Debt Securities
	March 31, 2026		December 31, 2025
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$45,577	$43,742	$55,492	$53,780
Obligations of U.S. Government sponsored entities	348,769	340,509	354,128	348,403
Obligations of U.S. states and political subdivisions	80,622	74,641	81,517	76,310
Mortgage-backed securities - residential, issued by
U.S. Government agencies	308,634	306,455	315,001	313,496
U.S. Government sponsored entities	621,668	621,112	582,741	587,632
U.S. corporate debt securities	2,500	2,451	2,500	2,447
Total available-for-sale debt securities	$1,407,770	$1,388,910	$1,391,379	$1,382,068

Held-to-Maturity Debt Securities
	March 31, 2026		December 31, 2025
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$85,775	$78,428	$85,831	$78,794
Obligations of U.S. Government sponsored entities	226,770	204,161	226,697	205,066
Total held-to-maturity debt securities	$312,545	$282,589	$312,528	$283,860
The increase in unrealized losses, which reflects the amount that amortized cost exceeds fair value, related to the available-for-sale debt and held-to-maturity debt portfolios was due primarily to changes in market interest rates during the first three months of 2026. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.
The Company did not recognize any net credit impairment charge to earnings on investment securities in the first quarter of 2026.
Loans and Leases
Loans and leases as of the end of the first quarter and prior year-end were as follows:

(In thousands)	03/31/2026	12/31/2025
Commercial and industrial
Agriculture	$104,534	$114,475
Commercial and industrial other	1,013,267	986,173
Subtotal commercial and industrial	1,117,801	1,100,648
Commercial real estate
Construction	471,378	448,901
Agriculture	238,165	234,292
Commercial real estate other	2,972,270	2,978,842
Subtotal commercial real estate	3,681,813	3,662,035
Residential real estate
Home equity	229,927	227,654
Mortgages	1,359,102	1,363,532
Subtotal residential real estate	1,589,029	1,591,186
Consumer and other
Indirect	58	68
Consumer and other	83,609	86,399
Subtotal consumer and other	83,667	86,467
Leases	9,653	10,413
Total loans and leases	6,481,963	6,450,749
Less: unearned income and deferred costs and fees	(4,020)	(4,504)
Total loans and leases, net of unearned income and deferred costs and fees	$6,477,943	$6,446,245

The table below shows a more detailed break-out of commercial real estate loans as of March 31, 2026 and December 31, 2025.

	03/31/2026		12/31/2025
(In thousands)	Balance	% CRE	Balance	% CRE
Construction	$471,378	12.80%	$448,901	12.26%
Multi-family/Single family real estate	763,885	20.75%	774,338	21.15%
Agriculture	238,165	6.47%	234,292	6.40%
Retail[1]	496,130	13.48%	508,523	13.89%
Hotels/motels	187,852	5.10%	181,026	4.94%
Office space[2]	245,136	6.66%	243,874	6.66%
Industrial[3]	258,940	7.03%	253,959	6.93%
Mixed Use	351,386	9.54%	362,900	9.91%
Medical[4]	144,087	3.91%	150,499	4.11%
Other	524,854	14.26%	503,723	13.75%
Total	$3,681,813	100.00%	$3,662,035	100.00%
[1]Retail included 2.04% and 2.10%, respectively, of owner occupied real estate at March 31, 2026 and December 31, 2025.
[2]Office space included 1.68% and 1.65%, respectively, of owner occupied real estate at March 31, 2026 and December 31, 2025.
[3]Industrial included 2.95% and 2.79%, respectively, of owner occupied real estate at March 31, 2026 and December 31, 2025.
[4]Medical included 1.49% and 1.71%, respectively, of owner occupied real estate at March 31, 2026 and December 31, 2025.
Total loans and leases of $6.5 billion at March 31, 2026 were up $31.7 million or 0.5% from December 31, 2025. The increase was mainly in commercial real estate loans, which were up $19.8 million or 0.5%, to $3.7 billion at March 31, 2026. As of March 31, 2026, total loans and leases represented 74.5% of total assets compared to 74.4% of total assets at December 31, 2025.
Residential real estate loans, including home equity loans, were $1.6 billion at March 31, 2026, down $2.2 million or 0.14% compared to December 31, 2025, and comprised 24.5% of total loans and leases at March 31, 2026. Changes in residential real estate loan balances are impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations. These residential real estate loans are generally sold to Federal Home Loan Mortgage Corporation ("FHLMC") without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loans also are subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence or negligence, and fraud. The Company has not had to repurchase any loans as a result of these representations and warranties.
During the first three months of 2026 and 2025, the Company sold residential real estate loans totaling $24.4 million and $11.6 million, respectively, recognizing gains on these sales of $705,000 and $454,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $1.8 million at March 31, 2026 and $1.7 million at December 31, 2025.
Commercial real estate loans and commercial and industrial loans totaled $3.7 billion and $1.1 billion, respectively, and represented 56.8% and 17.3%, respectively, of total loans at March 31, 2026. Commercial real estate loans and commercial and industrial loans as of March 31, 2026 were up $19.8 million or 0.5% and $17.2 million or 1.6% over year-end 2025, respectively.
As of March 31, 2026, agriculturally-related loans totaled $342.7 million or 5.3% of total loans and leases, compared to $348.8 million or 5.4% of total loans and leases at December 31, 2025. Agriculturally-related loans include loans to dairy farms and crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The Company’s loan and lease customers are located primarily in the New York and Pennsylvania communities served by its subsidiary bank. As a result of its geographic concentration in New York and Pennsylvania, the Company is dependent on the general economic conditions of these states and the local economic conditions of the communities within those states in which the Company does business.
Allowance for Credit Losses
The tables below represent the allowance for credit losses as of March 31, 2026, December 31, 2025, and March 31, 2025. The tables provide, as of the dates indicated, an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category.

(In thousands)	03/31/2026	12/31/2025	03/31/2025
Allowance for credit losses
Commercial and industrial	$10,723	$10,234	$8,618
Commercial real estate	35,568	35,255	39,308
Residential real estate	10,566	10,893	11,542
Consumer and other	1,191	1,230	1,497
Finance leases	60	59	58
Total	$58,108	$57,671	$61,023
Allowance for credit losses as a percentage of total loans and leases	0.90%	0.89%	1.01%
Allowance/nonperforming loans and leases	113.06%	120.30%	85.85%
Activity in the Company’s allowance for credit losses during the first three months of 2026 and 2025 is illustrated in the table below:

Analysis of the Allowance for Credit Losses
(In thousands)	03/31/2026	03/31/2025
Average loans outstanding during period	$6,434,853	$6,025,363
Balance of allowance at beginning of year	57,671	56,496
LOANS CHARGED-OFF:
Commercial and industrial	336	185
Commercial real estate	0	0
Residential real estate	250	0
Consumer and other	416	779
Total loans charged-off	$1,002	$964
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	17	42
Commercial real estate	6	2
Residential real estate	63	27
Consumer and other	141	160
Total loans recovered	$227	$231
Net loans charged-off (recovered)	775	733
Provision for credit losses related to loans	1,212	5,260
Balance of allowance at end of period	$58,108	$61,023
Annualized net charge-offs on loans to average total loans and leases during the period	0.05%	0.05%
As of March 31, 2026, the allowance for credit losses was $58.1 million, up $437,000 or 0.8% compared to December 31, 2025, and down $2.9 million or 4.8% compared to March 31, 2025. The allowance for credit losses as a percentage of total loans measured 0.90% at March 31, 2026, up compared to 0.89% reported at December 31, 2025, and down from 1.01% at March 31, 2025. The decrease in the allowance for credit losses coverage ratio at March 31, 2026, compared to March 31,

2025, was mainly due to lower reserves for individually analyzed loans. The allowance for credit losses at March 31, 2025, included a specific reserve of $4.2 million for one commercial real estate relationship totaling $18.1 million.
The ratio of the allowance to nonperforming loans and leases was 113.06% at March 31, 2026, compared to 120.30% at December 31, 2025, and 85.85% at March 31, 2025. The decrease in the ratio compared to year-end 2025 was due to an increase in nonperforming loans and leases. At March 31, 2026 nonperforming loans and leases were $3.5 million or 7.2% higher than at December 31, 2025. The Company’s nonperforming loans and leases are mostly comprised of collateral-dependent loans with limited exposure or loans that require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.
The provision expense for credit losses for loans is based upon the Company's quarterly evaluation of the appropriateness of the allowance for credit losses. The provision for credit losses for loans for the first quarter of 2026 was $1.2 million compared to $5.3 million for the first quarter of 2025. The decrease in provision expense is mainly reflective of the previously discussed specific reserve on one commercial real estate relationship. Net charge-offs for the three months ended March 31, 2026 were $775,000, compared to $3.3 million for the fourth quarter of 2025, and $733,000 for the first quarter of 2025.
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
For the three months ended March 31, 2026, the provision for credit losses on off-balance sheet credit exposures was $290,000 compared to $27,000 for the same period in 2025. The year-over-year increase in provision expense was mainly a result of increases in off-balance sheet exposures related to the commercial loan pipeline. For additional information on the Company's off-balance sheet commitments, refer to "Note 5 - Allowance for Credit Losses" in the Notes to Consolidated Financial Statements in Part I of this Report on Form 10-Q.

Analysis of Past Due and Nonperforming Loans
(In thousands)	03/31/2026	12/31/2025	03/31/2025
Loans 90 days past due and accruing
Residential real estate	$1	$1	$1
Consumer and other	123	145	186
Total loans 90 days past due and accruing	$124	$146	$187
Nonaccrual loans
Commercial and industrial	11,355	8,305	2,477
Commercial real estate	22,481	22,864	51,155
Residential real estate	17,378	16,555	17,141
Consumer and other	57	70	118
Total nonaccrual loans	$51,271	$47,794	$70,891
Total nonperforming loans and leases	$51,395	$47,940	$71,078
Other real estate owned	269	229	81
Total nonperforming assets	$51,664	$48,169	$71,159
Total nonperforming loans and leases as percentage of total loans and leases	0.79%	0.74%	1.17%
Total nonperforming assets as percentage of total assets	0.59%	0.56%	0.87%
Asset quality measures at March 31, 2026 were stable compared to December 31, 2025. Loans internally-classified Special Mention or Substandard totaled $120.4 million at March 31, 2026, down $14.0 million or 10.4% compared to December 31, 2025. Loans past due 30-89 days totaled $5.9 million at March 31, 2026, down $2.9 million from year-end 2025.
Nonperforming assets include loans past due 90 days and accruing, nonaccrual loans, and foreclosed real estate/other real estate owned. Total nonperforming assets of $51.7 million at March 31, 2026 were up $3.5 million or 7.3% compared to December 31, 2025, and down $19.5 million or 27.4% compared to March 31, 2025. Nonperforming assets represented 0.59% of total assets at March 31, 2026, up from 0.56% at December 31, 2025, and 0.87% at March 31, 2025. Our peer group's average ratio of nonperforming assets to total assets was 0.52% at December 31, 2025.
Deposits and Other Liabilities
Total deposits of $7.1 billion at March 31, 2026 were up $116.4 million or 1.7% from December 31, 2025. The increase from year-end was primarily in checking, money market and savings balances, which collectively were up $147.6 million or 3.9%.

The increase in checking, money market and savings balances was mainly in municipal deposits. The increase was partially offset by decreases in non-interest bearing deposits, down $25.2 million or 1.3%.
The Company is a participant in the IntraFi Network's IntraFi Cash Service (ICS) and Certificate of Deposit Account Registry Service (CDARS) programs. The Company uses these deposit sweep services to place customer funds from interest-bearing demand accounts, money market accounts, and/or time deposits to be placed with other participating network banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating network banks equal to the amount of our customer funds placed in the IntraFi Network. In addition to the reciprocal funding programs, the Company may utilize both the ICS and CDARS programs to obtain wholesale funding through One-Way Buy transactions. Funds obtained using one-way buy transactions are classified as brokered deposits. At March 31, 2026 the Company held $950,000 in CDARS one-way buy funds.
The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits and reciprocal deposit relationships with municipalities. Core deposits decreased by $14.4 million or 0.3% from year-end 2025, to $5.5 billion at March 31, 2026. Core deposits represented 78.0% of total deposits at March 31, 2026, compared to 79.5% of total deposits at December 31, 2025.
The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $68.1 million at March 31, 2026 and $45.6 million at December 31, 2025. Management generally views local repurchase agreements as an alternative to large time deposits.
The Company has established several unsecured Federal funds purchased lines through various correspondent bank relationships, totaling $149.0 million as of March 31, 2026. At March 31, 2026, the Company had outstanding $50.0 million of overnight Federal funds purchased, which was unchanged from December 31, 2025.
The Company’s other borrowings totaled $449.4 million at March 31, 2026, down $115.0 million or 20.4% compared to $564.4 million at December 31, 2025. The increases in deposit balances, Federal funds purchased, and retail repurchase agreements contributed to the decrease in other borrowings. Other borrowings at March 31, 2026 included $325.0 million in overnight advances from the FHLB and $124.4 million of FHLB term advances. The $564.4 million in other borrowings at December 31, 2025 included $395.0 million in overnight advances from the FHLB and $169.4 million in term advances from the FHLB. Of the $124.4 million in FHLB term advances at March 31, 2026, $75.0 million is due in over one year; unchanged from December 31, 2025.
Capital
Total equity was $946.7 million at March 31, 2026, an increase of $8.4 million or 0.9% from December 31, 2025. The increase was mainly a result of the $16.4 million or 2.5% increase in retained earnings; partially offset by a $7.1 million increase in accumulated other comprehensive loss, reflecting the change in unrealized loss on available-for-sale debt securities from an unrealized loss of $7.0 million at December 31, 2025 to an unrealized loss of $14.1 million at March 31, 2026.
Cash dividends paid in the first three months of 2026 totaled approximately $9.7 million or $0.67 per common share, representing 37.0% of year to date 2026 earnings through March 31, 2026, and up 8.1% compared to cash dividends of $8.9 million or $0.62 per common share paid in the first three months of 2025.
On July 24, 2025, the Company’s Board of Directors authorized a share repurchase plan (the “2025 Repurchase Plan”) under which the Company may repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2025 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The Company has no obligation to repurchase any shares and may discontinue repurchases at any time. The Company repurchased 23,731 shares at an average price of $76.55 during the first quarter of 2026. As of March 31, 2026, a total of 46,070 shares at an average price of $75.25 had been repurchased under the 2025 Repurchase Plan.
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
The following table provides a summary of the Company’s capital ratios as of March 31, 2026:

Regulatory Capital Analysis
March 31, 2026	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$959,902	14.78%	$649,575	10.00%
Tier 1 Capital (to risk weighted assets)	900,071	13.86%	519,660	8.00%
Tier 1 Common Equity (to risk weighted assets)	900,071	13.86%	422,224	6.50%
Tier 1 Capital (to average assets)	900,071	10.58%	425,411	5.00%
As of March 31, 2026, the Company’s capital ratios exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.
Total capital as a percentage of risk weighted assets was 14.8% at March 31, 2026, up from 14.6% as of December 31, 2025. Tier 1 capital as a percentage of risk weighted assets was 13.9% as of March 31, 2026, an increase from 13.6% at year-end 2025. Tier 1 capital as a percentage of average assets was 10.6% at March 31, 2026, unchanged from December 31, 2025. Common equity Tier 1 capital was 13.9% at the end of the first quarter of 2026, up from 13.6% at the end of 2025.
As of March 31, 2026, the capital ratios for the Company’s subsidiary bank also exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions.
Liquidity
The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy anticipated demand for credit, deposit withdrawals, and business investment opportunities. The Company’s large, stable core deposit base and strong capital position are the foundation for the Company’s liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. The Company’s Asset/Liability Management Committee monitors asset and liability positions of the Company’s subsidiary bank individually and on a combined basis. The Committee reviews periodic reports on liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company’s strong reputation in the communities it serves, along with its strong financial condition, provides access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company’s liquidity that are reasonably likely to occur. Management measures liquidity, including the level of cash, unencumbered securities, and the availability of dependable borrowing sources. The Board has set a policy limit stating that reliable sources of liquidity should remain in excess of 6% of total assets. The ratio was 16.1% at March 31, 2026 and 16.2% at December 31, 2025. In addition, the Company maintains access to the Federal Reserve Bank borrowing facility, which improved the reliable sources of liquidity ratio by an additional 2.8% at March 31, 2026, and 2.9% at December 31, 2025, to 18.9% and 19.1%, respectively. The Company also maintains board policy limits requiring that on-balance sheet liquidity, which includes liquid assets including cash, overnight funds sold, short-term investments, fair value of encumbered investment securities, and the guaranteed portion of government and agency loans, remain above 3% of total assets. As of March 31, 2026, this ratio was 9.6%.
Core deposits, discussed above under "Deposits and Other Liabilities", are a primary and low-cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered deposits, municipal money market deposits, reciprocal deposits, bank borrowings, securities sold under agreements to repurchase, overnight and term advances from the FHLB, and other funding sources. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $2.1 billion at March 31, 2026 increased $38.4 million or 1.8% as compared to year end 2025. Non-core funding sources, as a percentage of total liabilities, were 27.3% at March 31, 2026, compared to 26.9% at December 31, 2025.
Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.0 billion at March 31, 2026, and $887.5 million at December 31, 2025, were either pledged or sold under agreements to repurchase. Pledged securities represented 60.6% of total securities at March 31, 2026, compared to 52.1% of total securities at December 31, 2025.
Cash and cash equivalents totaled $171.4 million as of March 31, 2026 which increased from $132.8 million at December 31, 2025. Short-term investments, consisting of securities due in one year or less, decreased from $74.1 million at December 31, 2025 to $62.6 million at March 31, 2026.
Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $927.6 million at March 31, 2026 compared with $901.1 million at December 31, 2025. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.7 billion at March 31, 2026, unchanged compared with December 31, 2025. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.
Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary bank, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At March 31, 2026 the established borrowing capacity with the FHLB was $1.3 billion, or 14.8% of total assets, with available unencumbered mortgage-related assets of $564.7 million. In addition to the $449.4 million of FHLB borrowings outstanding at March 31, 2026 the Company had utilized $270.0 million of availability at March 31, 2026, to collateralize municipal deposits through several standby letters of credit with the FHLB. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.
Through various programs at the Federal Reserve Bank, the Company has the ability to use certain unencumbered loans and securities to secure borrowings from the Federal Reserve Bank's Discount Window. At March 31, 2026 the available borrowing capacity with the Federal Reserve Bank was $245.9 million, secured by commercial and mortgage-related loans. In addition to the available borrowing lines at the FHLB and Federal Reserve Bank, the Company maintains $653.0 million of unencumbered securities which could be pledged to further enhance secured borrowing capacity.

Non-GAAP Disclosures
The following tables include disclosure of non-GAAP financial measures. The first table shows a reconciliation of tangible book value per share (non-GAAP) to common equity book value per share (GAAP). Tangible common equity, a non-GAAP financial measure, is total stockholders' equity less intangible assets. Tangible book value per share is tangible equity divided by total shares issued and outstanding. These measures adjust common equity per share to exclude the effects of goodwill and intangible amortization expense on earnings, equity, and capital. The second table summarizes the Company’s results of operations on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated. The non-GAAP financial measures adjust GAAP measures to exclude the effects of non-operating items, such as the effects of the sales of available-for-sale debt securities, and significant nonrecurring income or expense on earnings, equity, and capital.
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

Reconciliation of Tangible Book Value Per Share (non-GAAP) to Common Equity Book Value Per Share (GAAP)
	Quarter-Ended	Year-ended
(In thousands, except share and per share data)	03/31/2026	12/31/2025
Total common equity (GAAP)	$946,741	$938,377
Less: Goodwill and intangibles	72,766	72,766
Tangible common equity (Non-GAAP)	873,975	865,611
Ending shares outstanding	14,392,337	14,420,495
Common equity book value per share (GAAP)	$65.78	$65.07
Tangible book value per share (Non-GAAP)	$60.73	$60.03

Reconciliation of Operating or Adjusted Net Income Available to Common Shareholders/Operating or Adjusted Diluted Earnings Per Share (Non-GAAP) to Net Income Available to Common Shareholders/Diluted Earnings Per Share (GAAP); Operating or Adjusted Return on Average Assets, Operating or Adjusted Return on Average Equity and Operating or Adjusted Return on Average Shareholders' Tangible Common Equity (Non-GAAP) to Return on Average Assets and Return on Average Equity (GAAP)
	QTD	QTD	QTD
(In thousands, except per share data)	03/31/2026	12/31/2025	03/31/2025
Net income available to common shareholders	$26,074	$96,248	$19,679
Less: income attributable to unvested stock-based compensation awards	0	0	0
Net earnings allocated to common shareholders (GAAP)	26,074	96,248	19,679
Diluted earnings per share (GAAP)	1.82	6.70	1.37
Adjustments for non-operating income and expense:
(Gain) loss on sale of investment securities	0	78,721	0
(Gain) from sale of Tompkins Insurance Agencies, Inc.	0	(183,902)	0
Total adjustments	0	(105,181)	0
Tax expense	0	(34,509)	0
Total adjustments, net of tax	0	(70,672)	0
Operating or adjusted net income (Non-GAAP)	26,074	25,576	19,679
Weighted average shares outstanding (basic)	14,250,969	14,270,206	14,246,140
Weighted average shares outstanding (diluted)	14,347,514	14,356,680	14,319,440
Operating or adjusted basic earnings per share (Non-GAAP)	1.83	1.79	1.38
Operating or adjusted diluted earnings per share (Non-GAAP)	1.82	1.78	1.37
Net income available to common shareholders	26,074	96,248	19,679
Operating or adjusted net income (Non-GAAP)	26,074	25,576	19,679
Average total assets	8,581,323	8,372,287	8,056,578
Return on average assets (GAAP)	1.23%	4.56%	0.99%
Operating or adjusted return on average assets (Non-GAAP)	1.23%	1.21%	0.99%
Net income available to common shareholders	26,074	96,248	19,679
Operating or adjusted net income (Non-GAAP)	26,074	25,576	19,679
Average total equity	951,393	875,658	728,110
Return on average equity (GAAP)	11.11%	43.61%	10.96%
Operating or adjusted return on average equity (Non-GAAP)	11.11%	11.59%	10.96%
Operating or adjusted net income (Non-GAAP)	26,074	25,576	19,679
Average Tompkins Financial Corporation shareholders' equity	951,393	875,658	728,110
Amortization of intangibles	0	27	0
Tax expense	0	6	0
Amortization of intangibles, net of tax	0	21	0
Operating or adjusted net income (Non-GAAP)	26,074	25,597	19,679
Average Tompkins Financial Corporation shareholders' equity	951,393	875,658	728,110
Average goodwill and intangibles	72,766	79,494	93,637
Average Tompkins Financial Corporation shareholders' tangible common equity (Non-GAAP)	$878,627	$796,164	$634,473
Operating or adjusted return on average shareholders' tangible common equity (Non-GAAP)	12.04%	12.76%	12.58%

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest rate risk is the primary market risk category associated with the Company's operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. The Company manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time. The simulation models are used to estimate the potential effect of interest rate shifts on net interest income for future periods. Each quarter the Company's Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within Board-approved levels. The Committee also considers strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. The Company uses derivatives to manage various risks and to accommodate the business requirements of its customers. Additional information on derivatives is available in "Note 11 Derivatives and Hedging Activities" in the Notes to Unaudited Consolidated Financial Statements in Part I, "Financial Statements" of this Report on Form 10-Q.
The Company's Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point parallel change in rates over a one-year time frame. Based upon the most recent simulation analysis performed as of February 28, 2026, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 1.7%, while a 200 basis point parallel decline in interest rates over a one-year period would result in a one year increase in net interest income of 0.9% from the base case. This simulation assumes no balance sheet growth, no changes in balance sheet mix, deposit rates move in a manner that reflects the historical relationship between deposit rate movement and changes in Federal funds rate, and no management action to address balance sheet mismatches.
The decrease in net interest income in the rising rate scenario is a result of the balance sheet showing a slightly more liability sensitive position over a one year time horizon. As such, in a rising rate scenario, in the short-term, net interest income would be expected to trend slightly below the base assumption, as upward adjustments to rate sensitive deposits and short-term funding outpace increases to asset yields which are concentrated in intermediate to longer-term products. As intermediate and longer- term assets continue to reprice/adjust into a higher rate environment and funding costs stabilize, the simulation shows net interest income would be expected to trend upwards.
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
The most recent simulation of a base case scenario, which in addition to the above assumptions, also assumes interest rates remain unchanged from the date of the simulation, reflects a net interest margin that is increasing over the next 12 months.
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
In addition to the simulation analysis, management assesses the Company's exposure to changes in interest rates using an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2026. The Company’s one-year net interest rate gap was a positive $9.1 million or 0.10% of total assets at March 31, 2026, compared with a negative $106.9 million or negative 1.23% of total assets at December 31, 2025. A positive gap position exists when the amount of interest-bearing assets maturing or repricing exceeds the amount of interest-earning liabilities maturing or repricing within a particular time period. This analysis demonstrates that the timing of repricing of the Company's interest-earning assets and interest-bearing liabilities over the next 12 months is relatively similar, suggesting net interest income contains a minimal degree of risk of decline in either a rising or falling rate environment over the next 12 months. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - March 31, 2026			Repricing Interval
(In thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$8,329,026	$2,082,084	$382,554	$718,409	$3,183,047
Interest-bearing liabilities	5,749,965	2,456,069	446,551	271,370	3,173,990
Net gap position		(373,985)	(63,997)	447,039	9,057
Net gap position as a percentage of total assets		(4.30)%	(0.74)%	5.14%	0.10%
 1 Balances of available securities are shown at amortized cost
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2026.
Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of March 31, 2026, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.
Item 1A. Risk Factors
There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
January 1, 2026 through January 31, 2026	4,733	$73.45	3,000	374,661
February 1, 2026 through February 28, 2026	499	80.24	0	374,661
March 1, 2026 through March 31, 2026	20,731	76.89	20,731	353,930
Total	25,963	$76.33	23,731	353,930

Included above are 1,733 shares purchased in January 2026, at an average cost of $72.20, and 499 shares purchased in February 2026, at an average cost of $80.24, at the direction of the trustee of the rabbi trust established by the Company under the Amended and Restated Retainer Plan for Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries (the "Retainer Plan"), for eligible directors who elected to receive deferred stock compensation under such plan.
On July 24, 2025, the Company’s Board of Directors authorized a share repurchase plan (the “2025 Repurchase Plan”) under which the Company may repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2025 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The Company has no obligation to repurchase any shares and may discontinue repurchases at any time. As of March 31, 2026, 46,070 shares had been repurchased under the 2025 Repurchase Plan at an average price of $75.25.
Recent Sales of Unregistered Securities
On January 5, 2026, we issued an aggregate of 714 shares of our common stock to non-employee members of our Board of Directors who elected to receive all or a portion of their quarterly director retainer fees in Company stock pursuant to the Retainer Plan. These shares were valued at $72.20, which was the price at which shares of common stock were purchased on the open market for directors who elected to receive deferred stock under the Retainer Plan. The aggregate value of the shares issued was $51,550.80. The shares were issued to our non-employee directors in private transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
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
** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of March 31, 2026 and December 31, 2025; (ii) Consolidated Statements of Income for the three months ended March 31, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; (v) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2026 and 2025; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:     May 5, 2026
TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew D. Tomazin
Matthew D. Tomazin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)