Form 10-Q
period 2026-06-30
TOMPKINS FINANCIAL CORP
filed 2026-07-31
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 14,382,905 shares as of July 24, 2026.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

Glossary of Abbreviations and Acronyms
The acronyms and abbreviations identified below are used throughout this report, including the Notes to Unaudited Consolidated Financial Statements. You may find it helpful to refer to this page as you read this report. All references in the glossary to laws are to those laws as amended from time to time.

Term	Definition
ACL	Allowance for credit losses
AFS	Available for sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
CECL	Current Expected Credit Losses
CRE	Commercial real estate
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ECL	Expected credit losses
ESOP	Employee Stock Ownership Plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLBNY	Federal Home Loan Bank of New York
FHLMC	Federal Home Loan Mortgage Corporation
FRB	Federal Reserve Board
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to maturity
NYSDFS	New York State Department of Financial Services
OREO	Other real estate owned
PCA	Prompt corrective action
PCD	Purchased with credit deterioration
PCI	Purchased credit impaired
ROU	Right-of-use
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SBIC	Small business investment companies
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
SERP	Supplemental employee retirement plan
TDR	Troubled debt restructuring
Tompkins Annual Report	Tompkins Annual Report on Form 10-K for the year ended December 31, 2025
TIA	Tompkins Insurance Agencies, Inc.
Tompkins or the Company	Tompkins Financial Corporation

Item 1. Financial Statements
TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)(unaudited)	As of	As of
ASSETS	06/30/2026	12/31/2025
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$71,691	$50,717
Interest bearing balances due from banks	76,074	82,100
Cash and Cash Equivalents	147,765	132,817

Available-for-sale debt securities, at fair value (amortized cost of $1,419,889 at June 30, 2026 and $1,391,379 at December 31, 2025)	1,393,061	1,382,068
Held-to-maturity debt securities, at amortized cost (fair value of $281,495 at June 30, 2026 and $283,860 December 31, 2025)	312,562	312,528
Equity securities, at fair value	791	800
Loans held for sale	129	43,440
Total loans and leases, net of unearned income and deferred costs and fees	6,597,178	6,446,245
Less: Allowance for credit losses	58,479	57,671
Net Loans and Leases	6,538,699	6,388,574

Federal Home Loan Bank and other stock	32,041	32,307
Bank premises and equipment, net	71,242	72,418
Corporate owned life insurance	79,032	77,843
Goodwill	72,736	72,736
Accrued interest and other assets	153,464	152,737
Total Assets	8,801,522	8,668,268
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	3,793,249	3,742,402
Time	1,305,531	1,298,393
Noninterest bearing	1,930,331	1,896,967
Total Deposits	7,029,111	6,937,762

Federal funds purchased and securities sold under agreements to repurchase	181,710	95,569
Other borrowings	546,358	564,446
Other liabilities	84,411	132,114
Total Liabilities	7,841,590	7,729,891
EQUITY
Shareholders' equity:
Common Stock - par value $0.10 per share: Authorized 25,000,000 shares; Issued: 14,410,189 at June 30, 2026; and 14,449,845 at December 31, 2025	1,442	1,446
Additional paid-in capital	296,831	299,206
Retained earnings	698,243	662,161
Accumulated other comprehensive loss	(32,056)	(19,054)
Treasury stock, at cost – 90,521 shares at June 30, 2026, and 104,492 shares at December 31, 2025	(4,528)	(5,382)
Total Equity	959,932	938,377
Total Liabilities and Equity	$8,801,522	$8,668,268
 See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(In thousands, except per share data) (Unaudited)	06/30/2026	06/30/2025	06/30/2026	06/30/2025
INTEREST AND DIVIDEND INCOME
Loans	$90,087	$82,293	$177,210	$160,923
Due from banks	193	187	359	362
Available-for-sale debt securities	13,896	9,311	27,598	18,040
Held-to-maturity debt securities	1,222	1,220	2,440	2,437
Federal Home Loan Bank and other stock	543	635	1,003	1,346
Total Interest and Dividend Income	105,941	93,646	208,610	183,108
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	4,192	4,140	8,670	8,647
Other deposits	22,338	23,339	43,869	45,482
Federal funds purchased and securities sold under agreements to repurchase	59	61	77	102
Other borrowings	5,369	5,976	10,150	12,085
Total Interest Expense	31,958	33,516	62,766	66,316
Net Interest Income	73,983	60,130	145,844	116,792
Less: Provision for credit loss expense	1,502	2,780	3,004	8,067
Net Interest Income After Provision for Credit Loss Expense	72,481	57,350	142,840	108,725
NONINTEREST INCOME
Insurance commissions and fees	0	9,609	0	21,208
Wealth management fees	5,229	4,964	10,495	10,083
Service charges on deposit accounts	1,816	1,790	3,611	3,595
Card services income	3,296	3,150	5,938	5,776
Other income	2,797	2,998	4,933	6,867
Net (loss) gain on securities transactions	(4)	1	(9)	15
Total Noninterest Income	13,134	22,512	24,968	47,544
NONINTEREST EXPENSE
Salaries and wages	22,955	26,368	44,903	51,345
Other employee benefits	5,875	7,162	12,682	14,262
Net occupancy expense of premises	3,296	3,108	6,751	6,678
Furniture and fixture expense	2,025	2,069	4,052	3,856
Other operating expense	12,915	12,916	26,404	26,089
Total Noninterest Expenses	47,066	51,623	94,792	102,230
Income Before Income Tax Expense	38,549	28,239	73,016	54,039
Income Tax Expense	9,245	6,768	17,638	12,889
Net Income	$29,304	$21,471	$55,378	$41,150
Basic Earnings Per Share	$2.06	$1.51	$3.89	$2.89
Diluted Earnings Per Share	$2.04	$1.50	$3.86	$2.87

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	06/30/2026	06/30/2025
Net income	$29,304	$21,471
Other comprehensive (loss) income, net of tax:
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	(5,976)	7,044
Employee benefit plans:
Amortization of net retirement plan actuarial loss	(19)	14
Amortization of net retirement plan prior service cost	37	37
Other comprehensive (loss) income	(5,958)	7,095
Total comprehensive income	$23,346	$28,566

	Six Months Ended
(In thousands) (Unaudited)	06/30/2026	06/30/2025
Net Income	$55,378	$41,150
Other comprehensive income, net of tax:
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	(13,138)	23,161
Employee benefit plans:
Amortization of net retirement plan actuarial loss	63	142
Amortization of net retirement plan prior service cost	73	74
Other comprehensive (loss) income	(13,002)	23,377
Total comprehensive income	$42,376	$64,527

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands) (Unaudited)	06/30/2026	06/30/2025
OPERATING ACTIVITIES
Net income	$55,378	$41,150
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for credit loss expense	3,004	8,067
Depreciation and amortization of premises, equipment, and software	4,627	4,253
Amortization of intangible assets	0	168
Earnings from corporate owned life insurance	(1,187)	(1,393)
Net amortization on securities	(5,846)	(1,071)
Amortization/accretion related to purchase accounting	(119)	(127)
Current year tax liability	(36,843)	(986)
Net (gain) loss on securities transactions	9	(15)
Net gain on sale of loans originated for sale	(1,457)	(1,045)
Proceeds from sale of loans originated for sale	44,691	35,630
(Increase)/decrease in loans originated for sale	(42,005)	(35,225)
(Increase)/decrease in loans held for sale	43,569	0
Net gain on sale of bank premises and equipment	(66)	15
Stock-based compensation expense	1,889	1,915
Increase in accrued interest receivable	(1,743)	(1,781)
Increase in accrued interest payable	361	387
Other, net	(5,933)	(9,756)
Net Cash Provided by Operating Activities	58,329	40,186
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	95,366	119,492
Purchases of available-for-sale debt securities	(118,063)	(131,408)
Net increase in loans	(153,951)	(170,255)
Proceeds from sale/redemptions of Federal Home Loan Bank stock	61,840	63,342
Purchases of Federal Home Loan Bank and other stock	(61,575)	(58,216)
Proceeds from sale of bank premises and equipment	99	31
Purchases of bank premises, equipment and software	(4,345)	(2,022)
Purchase of corporate owned life insurance	(2)	0
Proceeds from redemption of corporate owned life insurance	0	1,006
Proceeds from sale of other real estate owned	0	16,130
Net Cash (Used in) Provided by Investing Activities	(180,631)	(161,900)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	84,211	86,424
Net (decrease) increase in time deposits	7,254	157,689
Net increase in Federal funds purchased and securities sold under agreements to repurchase	86,141	90,075
Increase in other borrowings	206,112	276,776
Repayment of other borrowings	(224,200)	(394,327)
Cash dividends	(19,159)	(17,690)
Treasury stock issued	85	58
Repurchase of common stock	(2,780)	0
Net shares issued related to restricted stock awards	(405)	(121)
Net proceeds from exercise of stock options	(9)	(3)
Net Cash Provided by (Used in) Financing Activities	137,250	198,881
Net Increase in Cash and Cash Equivalents	14,948	77,167
Cash and cash equivalents, beginning of the period	132,817	134,398
Total Cash and Cash Equivalents at End of Period	$147,765	$212,551
See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands) (Unaudited)	06/30/2026	06/30/2025
Supplemental Information:
Cash paid during the year for - Interest	$62,521	$66,051
Cash paid during the year for - Taxes	54,350	13,755
Transfer of loans to other real estate owned	154	0
Transfer of loans to other assets	0	12,674
Right-of-use assets obtained in exchange for new lease liabilities	16	1,724

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data) (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balances at April 1, 2025	$1,447	$299,013	$547,887	$(102,210)	$(4,760)	$741,377
Net income			21,471			21,471
Other comprehensive income				7,095		7,095
Total Comprehensive Income						28,566
Cash dividends ($0.62 per share)			(8,973)			(8,973)
Net exercise of stock options (77 shares)		(3)				(3)
Treasury stock activity (581 shares)		30			8	38
Stock-based compensation expense		884				884
Directors deferred compensation plan (2,710 shares)		173			(173)	0
Restricted stock activity ((3,546) shares)		(96)				(96)
Balances at June 30, 2025	$1,447	$300,001	$560,385	$(95,115)	$(4,925)	$761,793

Balances at April 1, 2026	$1,443	$297,181	$678,575	$(26,098)	$(4,360)	$946,741
Net income			29,304			29,304
Other comprehensive loss				(5,958)		(5,958)
Total Comprehensive Income						23,346
Cash dividends ($0.67 per share)			(9,636)			(9,636)
Net exercise of stock options (73 shares)		(7)				(7)
Common stock repurchased and returned to unissued status (11,787 shares)	(2)	(962)				(964)
Treasury stock activity (643 shares)		43			8	51
Stock-based compensation expense		806				806
Directors deferred compensation plan ((2,182) shares)		176			(176)	0
Restricted stock activity (930 shares)	1	(406)				(405)
Balances at June 30, 2026	$1,442	$296,831	$698,243	$(32,056)	$(4,528)	$959,932

(In thousands except share and per share data)(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balances at January 1, 2025	$1,447	$300,073	$537,157	$(118,492)	$(6,741)	$713,444
Net income			41,150			41,150
Other comprehensive income				23,377		23,377
Total Comprehensive Income						64,527
Cash dividends ($1.24 per share)			(17,922)			(17,922)
Net exercise of stock options (77 shares)		(3)				(3)
Treasury stock issued (1,130 shares)		58			15	73
Stock-based compensation expense		1,795				1,795
Directors deferred compensation plan ((31,878) shares)		(1,801)			1,801	0
Restricted stock activity (6,585 shares)		(121)				(121)
Balances at June 30, 2025	$1,447	$300,001	$560,385	$(95,115)	$(4,925)	$761,793

Balances at January 1, 2026	$1,446	$299,206	$662,161	$(19,054)	$(5,382)	$938,377
Net income			55,378			55,378
Other comprehensive loss				(13,002)		(13,002)
Total Comprehensive Income						42,376
Cash dividends ($1.34 per share)			(19,296)			(19,296)
Net exercise of stock options (109 shares)		(9)				(9)
Common stock repurchased and returned to unissued status (35,518 shares)	(4)	(2,776)				(2,780)
Treasury stock issued (1,357 shares)		85			17	102
Stock-based compensation expense		1,567				1,567
Directors deferred compensation plan ((12,614) shares)		(837)			837	0
Restricted stock activity (4,247 shares)		(405)				(405)
Balances at June 30, 2026	$1,442	$296,831	$698,243	$(32,056)	$(4,528)	$959,932

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, and financial planning and wealth management. At June 30, 2026, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank, which changed its name to Tompkins Bank & Trust effective July 20, 2026. Tompkins Bank & Trust provides a broad selection of trust and wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, and financial and tax planning services. On October 31, 2025, the Company sold all of the issued and outstanding shares of capital stock of its insurance subsidiary, Tompkins Insurance Agencies, Inc. ("TIA"), to Arthur J. Gallagher Risk Management Services, LLC ("Gallagher"). The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol "TMP."
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
Tompkins Bank & Trust is subject to examination and comprehensive regulation by various regulatory authorities, including the Federal Deposit Insurance Corporation ("FDIC"), and the New York State Department of Financial Services ("NYSDFS"). Each of these agencies issues regulations and requires the filing of reports describing the activities and financial condition of the entities under its jurisdiction. Likewise, such agencies conduct examinations on a recurring basis to evaluate the safety and soundness of the institutions, and to test compliance with various regulatory requirements, including: consumer protection, privacy, fair lending, the Community Reinvestment Act, the Bank Secrecy Act, sales of non-deposit investments, electronic data processing, and trust department activities. These agencies also examine and regulate the trust business of Tompkins Bank & Trust.
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
3. Securities
Available-for-Sale Debt Securities
The following table summarizes available-for-sale debt securities held by the Company at June 30, 2026 and December 31, 2025:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
U.S. Treasuries	$45,665	$70	$2,008	$43,727
Obligations of U.S. Government sponsored entities	348,968	2,960	12,797	339,131
Obligations of U.S. states and political subdivisions	80,649	4	5,199	75,454
Mortgage-backed securities – residential, issued by
U.S. Government agencies	301,450	215	4,846	296,819
U.S. Government sponsored entities	640,657	3,602	8,770	635,489
U.S. corporate debt securities	2,500	0	59	2,441
Total available-for-sale debt securities	$1,419,889	$6,851	$33,679	$1,393,061
December 31, 2025
U.S. Treasuries	$55,492	$213	$1,925	$53,780
Obligations of U.S. Government sponsored entities	354,128	5,928	11,653	348,403
Obligations of U.S. states and political subdivisions	81,517	7	5,214	76,310
Mortgage-backed securities – residential, issued by
U.S. Government agencies	315,001	852	2,357	313,496
U.S. Government sponsored entities	582,741	6,712	1,821	587,632
U.S. corporate debt securities	2,500	0	53	2,447
Total available-for-sale debt securities	$1,391,379	$13,712	$23,023	$1,382,068

Held-to-Maturity Debt Securities
The following table summarizes held-to-maturity debt securities held by the Company at June 30, 2026 and December 31, 2025:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
U.S. Treasuries	$85,718	$0	$7,603	$78,115
Obligations of U.S. Government sponsored entities	226,844	0	23,464	203,380
Total held-to-maturity debt securities	$312,562	$0	$31,067	$281,495
December 31, 2025
U.S. Treasuries	$85,831	$0	$7,037	$78,794
Obligations of U.S. Government sponsored entities	226,697	0	21,631	205,066
Total held-to-maturity debt securities	$312,528	$0	$28,668	$283,860
The Company may from time to time sell debt securities from its available-for-sale portfolio. There were no realized gains or losses on sales of available-for-sale debt securities for the three and six months ended June 30, 2026 and June 30, 2025. The Company's investment portfolio includes callable securities that may be called prior to maturity. There were no realized gains or losses on called available-for-sale or held-to-maturity debt securities for the three and six months ended June 30, 2026 and June 30, 2025. The Company recognized net losses on equity securities of $4,000 and $9,000 for the three and six months ended June 30, 2026, respectively, compared to net gains of $1,000 and $15,300 for the three and six months ended June 30, 2025, respectively, reflecting the change in fair value.
The following table summarizes available-for-sale debt securities that had unrealized losses at June 30, 2026, and December 31, 2025:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026
U.S. Treasuries	$0	$0	$28,876	$2,008	$28,876	$2,008
Obligations of U.S. Government sponsored entities	49,276	485	140,991	12,312	190,267	12,797
Obligations of U.S. states and political subdivisions	5,280	31	60,510	5,168	65,790	5,199
Mortgage-backed securities – residential, issued by
U.S. Government agencies	242,854	4,616	11,387	230	254,241	4,846
U.S. Government sponsored entities	458,246	8,253	8,954	517	467,200	8,770
U.S. corporate debt securities	0	0	2,441	59	2,441	59
Total available-for-sale debt securities	$755,656	$13,385	$253,159	$20,294	$1,008,815	$33,679
December 31, 2025
U.S. Treasuries	$0	$0	$38,936	$1,925	$38,936	$1,925
Obligations of U.S. Government sponsored entities	0	0	141,606	11,653	141,606	11,653
Obligations of U.S. states and political subdivisions	2,530	2	65,279	5,212	67,809	5,214
Mortgage-backed securities – residential, issued by
U.S. Government agencies	179,250	2,129	12,051	228	191,301	2,357
U.S. Government sponsored entities	291,424	1,452	7,990	369	299,414	1,821
U.S. corporate debt securities	0	0	2,447	53	2,447	53
Total available-for-sale debt securities	$473,204	$3,583	$268,309	$19,440	$741,513	$23,023

The following table summarizes held-to-maturity debt securities that had unrealized losses at June 30, 2026 and December 31, 2025:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026
U.S. Treasuries	$0	$0	$78,115	$7,603	$78,115	$7,603
Obligations of U.S. Government sponsored entities	0	0	203,380	23,464	203,380	23,464
Total held-to-maturity debt securities	$0	$0	$281,495	$31,067	$281,495	$31,067
December 31, 2025
U.S. Treasuries	$0	$0	$78,794	$7,037	$78,794	$7,037
Obligations of U.S. Government sponsored entities	0	0	205,066	21,631	205,066	21,631
Total held-to-maturity debt securities	$0	$0	$283,860	$28,668	$283,860	$28,668
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
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of June 30, 2026, the held-to- maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including the Federal National Mortgage Agency and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "low-risk," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of June 30, 2026 or December 31, 2025.
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
The Company did not recognize any net credit impairment charge to earnings on investment securities in the second quarter of 2026 or the second quarter of 2025.
The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	June 30, 2026		December 31, 2025
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$54,514	$54,416	$74,224	$74,109
Due after one year through five years	223,063	213,547	238,913	231,336
Due after five years through ten years	198,050	190,647	180,500	175,495
Due after ten years	2,155	2,143	0	0
Total	477,782	460,753	493,637	480,940
Mortgage-backed securities	942,107	932,308	897,742	901,128
Total available-for-sale debt securities	$1,419,889	$1,393,061	$1,391,379	$1,382,068

	June 30, 2026		December 31, 2025
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after one year through five years	$272,807	$246,777	$174,870	$160,547
Due after five years through ten years	39,755	34,718	137,658	123,313
Total held-to-maturity debt securities	$312,562	$281,495	$312,528	$283,860
The Company also holds non-marketable Federal Home Loan Bank of New York ("FHLBNY") stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and ACBB stock totaled $31.9 million and $95,000, respectively, at June 30, 2026. These securities are carried at par, which is also cost. The FHLBNY continues to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of June 30, 2026, we determined that no impairment write-downs were required.

4. Loans and Leases
Loans and leases at June 30, 2026 and December 31, 2025 were as follows:

(In thousands)	06/30/2026	12/31/2025
Commercial and industrial
Agriculture	$117,956	$114,475
Commercial and industrial other	1,073,179	986,173
Subtotal commercial and industrial	1,191,135	1,100,648
Commercial real estate
Construction	465,776	448,901
Agriculture	240,974	234,292
Commercial real estate other	3,002,459	2,978,842
Subtotal commercial real estate	3,709,209	3,662,035
Residential real estate
Home equity	243,648	227,654
Mortgages	1,363,611	1,363,532
Subtotal residential real estate	1,607,259	1,591,186
Consumer and other
Indirect	42	68
Consumer and other	84,316	86,399
Subtotal consumer and other	84,358	86,467
Leases	8,903	10,413
Total loans and leases	6,600,864	6,450,749
Less: unearned income and deferred costs and fees	(3,686)	(4,504)
Total loans and leases, net of unearned income and deferred costs and fees	$6,597,178	$6,446,245
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

The below tables are an age analysis of past due loans, segregated by class of loans and leases, as of June 30, 2026 and December 31, 2025:

(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
June 30, 2026
Commercial and industrial
Agriculture	$0	$30	$163	$193	$117,763	$117,956
Commercial and industrial other	581	976	7,520	9,077	1,064,102	1,073,179
Subtotal commercial and industrial	581	1,006	7,683	9,270	1,181,865	1,191,135
Commercial real estate
Construction	0	0	0	0	465,776	465,776
Agriculture	62	606	0	668	240,306	240,974
Commercial real estate other	0	73	21,241	21,314	2,981,145	3,002,459
Subtotal commercial real estate	62	679	21,241	21,982	3,687,227	3,709,209
Residential real estate
Home equity	650	141	2,672	3,463	240,185	243,648
Mortgages	0	1,283	9,941	11,224	1,352,387	1,363,611
Subtotal residential real estate	650	1,424	12,613	14,687	1,592,572	1,607,259
Consumer and other
Indirect	0	0	0	0	42	42
Consumer and other	198	66	138	402	83,914	84,316
Subtotal consumer and other	198	66	138	402	83,956	84,358
Leases	0	0	0	0	8,903	8,903
Total loans and leases	1,491	3,175	41,675	46,341	6,554,523	6,600,864
Less: unearned income and deferred costs and fees	0	0	0	0	(3,686)	(3,686)
Total loans and leases, net of unearned income and deferred costs and fees	$1,491	$3,175	$41,675	$46,341	$6,550,837	$6,597,178

(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
December 31, 2025
Commercial and industrial
Agriculture	$4	$0	$0	$4	$114,471	$114,475
Commercial and industrial other	1,818	1,543	5,136	8,497	977,676	986,173
Subtotal commercial and industrial	1,822	1,543	5,136	8,501	1,092,147	1,100,648
Commercial real estate
Construction	0	0	17,302	17,302	431,599	448,901
Agriculture	69	0	0	69	234,223	234,292
Commercial real estate other	474	775	4,507	5,756	2,973,086	2,978,842
Subtotal commercial real estate	543	775	21,809	23,127	3,638,908	3,662,035
Residential real estate
Home equity	1,286	107	2,040	3,433	224,221	227,654
Mortgages	0	2,331	8,225	10,556	1,352,976	1,363,532
Subtotal residential real estate	1,286	2,438	10,265	13,989	1,577,197	1,591,186
Consumer and other
Indirect	0	0	0	0	68	68
Consumer and other	295	104	191	590	85,809	86,399
Subtotal consumer and other	295	104	191	590	85,877	86,467
Leases	0	0	0	0	10,413	10,413
Total loans and leases	3,946	4,860	37,401	46,207	6,404,542	6,450,749
Less: unearned income and deferred costs and fees	0	0	0	0	(4,504)	(4,504)
Total loans and leases, net of unearned income and deferred costs and fees	$3,946	$4,860	$37,401	$46,207	$6,400,038	$6,446,245

The following tables present the amortized cost basis of loans and leases on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses. The below tables are an age analysis of nonaccrual loans segregated by class of loans and leases, as of June 30, 2026 and December 31, 2025:

(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
	June 30, 2026			December 31, 2025
Commercial and industrial
Agriculture	$0	$163	$0	$0	$0	$0
Commercial and industrial other	6,175	10,253	0	4,565	8,305	0
Subtotal commercial and industrial	6,175	10,416	0	4,565	8,305	0
Commercial real estate
Construction	1,325	1,325	0	0	17,303	0
Agriculture	0	63	0	0	92	0
Commercial real estate other	1,766	22,560	0	1,463	5,469	0
Subtotal commercial real estate	3,091	23,948	0	1,463	22,864	0
Residential real estate
Home equity	42	3,171	0	232	2,624	0
Mortgages	1,428	14,836	1	1,570	13,931	1
Subtotal residential real estate	1,470	18,007	1	1,802	16,555	1
Consumer and other
Consumer and other	0	55	121	0	70	145
Subtotal consumer and other	0	55	121	0	70	145
Total loans and leases	$10,736	$52,426	$122	$7,830	$47,794	$146
The Company did not recognize any interest income on nonaccrual loans during the three and six months ended June 30, 2026 and 2025.
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
The following tables detail activity in the allowance for credit losses on loans and leases for the three and six months ended June 30, 2026 and 2025. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Three Months Ended June 30, 2026
Allowance for credit losses:
Beginning balance	$10,723	$35,568	$10,566	$1,191	$60	$58,108
Charge-offs	(790)	0	(682)	(424)	0	(1,896)
Recoveries	102	0	76	127	0	305
Provision (credit) for credit loss expense	1,397	267	90	211	(3)	1,962
Ending Balance	$11,432	$35,835	$10,050	$1,105	$57	$58,479
Three Months Ended June 30, 2025
Allowance for credit losses:
Beginning balance	$8,618	$39,308	$11,542	$1,497	$58	$61,023
Charge-offs	(13)	(4,882)	0	(518)	0	(5,413)
Recoveries	9	2	8	140	0	159
Provision (credit) for credit loss expense	546	1,337	515	390	(2)	2,786
Ending Balance	$9,160	$35,765	$12,065	$1,509	$56	$58,555

(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Six Months Ended June 30, 2026
Allowance for credit losses:
Beginning balance	$10,234	$35,255	$10,893	$1,230	$59	$57,671
Charge-offs	(1,126)	0	(932)	(840)	0	(2,898)
Recoveries	119	6	139	268	0	532
Provision (credit) for credit loss expense	2,205	574	(50)	447	(2)	3,174
Ending Balance	$11,432	$35,835	$10,050	$1,105	$57	$58,479
Six Months Ended June 30, 2025
Allowance for credit losses:
Beginning balance	$7,684	$35,837	$11,345	$1,568	$62	$56,496
Charge-offs	(198)	(4,882)	0	(1,297)	0	(6,377)
Recoveries	51	4	35	300	0	390
Provision (credit) for credit loss expense	1,623	4,806	685	938	(6)	8,046
Ending Balance	$9,160	$35,765	$12,065	$1,509	$56	$58,555
The following tables detail activity in the liabilities for off-balance sheet credit exposures for the three and six months ended June 30, 2026 and 2025:

(In thousands)	2026	2025
Three Months Ended June 30,
Liabilities for off-balance sheet credit exposures at beginning of period	$1,723	$1,490
Provision (Credit) for credit loss expense related to off-balance sheet credit exposures	(460)	(6)
Liabilities for off-balance sheet credit exposures at end of period	$1,263	$1,484
Six Months Ended June 30,
Liabilities for off-balance sheet credit exposures at beginning of period	$1,433	$1,463
Provision (Credit) for credit loss expense related to off-balance sheet credit exposures	(170)	21
Liabilities for off-balance sheet credit exposures at end of period	$1,263	$1,484
The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans, as of June 30, 2026 and December 31, 2025:

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
June 30, 2026
Commercial and Industrial	$3,236	$4,989	$0	$8,225	$1,055
Commercial Real Estate	22,121	0	0	22,121	880
Total Loans and Leases	$25,357	$4,989	$0	$30,346	$1,935
December 31, 2025
Commercial and Industrial	$482	$4,565	$0	$5,047	$250
Commercial Real Estate	21,052	0	0	21,052	1,178
Total Loans and Leases	$21,534	$4,565	$0	$26,099	$1,428
Loan Modifications to Borrowers Experiencing Financial Difficulty
When the Company modifies loans to borrowers experiencing financial difficulty, the modifications may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

The following tables show the amortized cost basis as of June 30, 2026 and December 31, 2025 of the modified loans to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

(In thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Loans and Leases
June 30, 2026
Commercial and Industrial
Commercial and industrial other	$396	$219	$0	$0	$0	$615	0.06%
Subtotal commercial and industrial	396	219	0	0	0	615	0.05%
Commercial Real Estate
Commercial real estate other	0	3,258	0	0	376	3,634	0.12%
Subtotal commercial real estate	0	3,258	0	0	376	3,634	0.10%
Residential
Home equity	0	0	0	49	0	49	0.02%
Mortgages	0	0	0	294	922	1,216	0.09%
Subtotal residential	0	0	0	343	922	1,265	0.08%
Consumer
Consumer and other	23	0	0	0	0	23	0.03%
Subtotal consumer	23	0	0	0	0	23	0.03%
Total loans and leases	$419	$3,477	$0	$343	$1,298	$5,537	0.08%

(In thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Loans and Leases
December 31, 2025
Commercial and Industrial
Commercial and industrial other	$101	$410	$0	$262	$0	$773	0.08%
Subtotal commercial and industrial	101	410	0	262	0	773	0.07%
Commercial Real Estate
Commercial real estate other	0	2,856	0	0	382	3,238	0.11%
Subtotal commercial real estate	0	2,856	0	0	382	3,238	0.09%
Residential
Home equity	0	0	0	50	0	50	0.02%
Mortgages	0	0	0	109	953	1,062	0.08%
Subtotal residential	0	0	0	159	953	1,112	0.07%
Consumer
Consumer and other	23	0	0	0	0	23	0.03%
Subtotal consumer	23	0	0	0	0	23	0.03%
Total loans and leases	$124	$3,266	$0	$421	$1,335	$5,146	0.08%
There were no loan modifications made to borrowers experiencing financial difficulty that defaulted during the three and six months ended June 30, 2026 and December 31, 2025.

The following tables show the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of June 30, 2026 and December 31, 2025:

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
June 30, 2026
Commercial and Industrial
Commercial and industrial other	$412	$0	$0	$0	$203	$615
Subtotal commercial and industrial	412	0	0	0	203	615
Commercial Real Estate
Commercial real estate other	3,161	0	0	0	473	3,634
Subtotal commercial real estate	3,161	0	0	0	473	3,634
Residential Real Estate
Home equity	49	0	0	0	0	49
Mortgages	256	0	0	0	960	1,216
Subtotal residential real estate	305	0	0	0	960	1,265
Consumer and Other
Consumer and other	23	0	0	0	0	23
Subtotal consumer and other	23	0	0	0	0	23
Total	$3,901	$0	$0	$0	$1,636	$5,537

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
December 31, 2025
Commercial and Industrial
Commercial and industrial other	$474	$262	$0	$0	$37	$773
Subtotal commercial and industrial	474	262	0	0	37	773
Commercial Real Estate
Commercial real estate other	3,238	0	0	0	0	3,238
Subtotal commercial real estate	3,238	0	0	0	0	3,238
Residential Real Estate
Home equity	50	0	0	0	0	50
Mortgages	260	0	0	0	802	1,062
Subtotal residential real estate	310	0	0	0	802	1,112
Consumer and Other
Consumer and other	23	0	0	0	0	23
Subtotal consumer and other	23	0	0	0	0	23
Total	$4,045	$262	$0	$0	$839	$5,146

The following tables present credit quality indicators by total loans on an amortized cost basis by origination year as of June 30, 2026 and December 31, 2025:

June 30, 2026
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Pass	$119,163	$160,508	$102,034	$66,515	$45,778	$140,814	$377,022	$21,708	$1,033,542
Special Mention	0	285	1,190	62	12	1,315	24,823	627	28,314
Substandard	0	55	941	1,301	1,058	1,043	6,925	0	11,323
Total Commercial and Industrial - Other	$119,163	$160,848	$104,165	$67,878	$46,848	$143,172	$408,770	$22,335	$1,073,179
Current-period gross writeoffs	$0	$223	$496	$250	$451	$96	$0	$0	$1,516
Commercial and Industrial - Agriculture:
Pass	$13,343	$9,327	$7,834	$22,134	$6,381	$4,202	$54,349	$314	$117,884
Special Mention	0	0	0	0	0	14	0	0	14
Substandard	0	22	0	0	3	17	16	0	58
Total Commercial and Industrial - Agriculture	$13,343	$9,349	$7,834	$22,134	$6,384	$4,233	$54,365	$314	$117,956
Current-period gross writeoffs	$0	$50	$0	$0	$0	$0	$0	$0	$50
Commercial Real Estate
Pass	$111,679	$412,690	$324,192	$258,522	$289,184	$1,483,571	$13,735	$14,594	$2,908,167
Special Mention	0	8,280	0	7,422	7,356	27,655	0	0	50,713
Substandard	0	0	1,442	926	1,701	21,519	689	17,302	43,579
Total Commercial Real Estate	$111,679	$420,970	$325,634	$266,870	$298,241	$1,532,745	$14,424	$31,896	$3,002,459
Current-period gross writeoffs	$0	$0	$98	$0	$394	$0	$0	$0	$492
Commercial Real Estate - Agriculture:
Pass	$16,595	$27,762	$24,145	$10,980	$39,194	$114,313	$5,728	$2,025	$240,742
Special Mention	0	0	0	0	0	137	0	0	137
Substandard	0	0	0	0	0	95	0	0	95
Total Commercial Real Estate - Agriculture	$16,595	$27,762	$24,145	$10,980	$39,194	$114,545	$5,728	$2,025	$240,974
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Construction
Pass	$0	$3,228	$31,423	$53,580	$18,171	$14,417	$328,773	$10,406	$459,998
Special Mention	0	0	0	0	0	0	4,453	0	4,453
Substandard	0	0	1,325	0	0	0	0	0	1,325
Total Commercial Real Estate - Construction	$0	$3,228	$32,748	$53,580	$18,171	$14,417	$333,226	$10,406	$465,776
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Residential - Home Equity
Performing	$947	$1,468	$743	$1,229	$1,147	$16,658	$216,891	$1,394	$240,477
Nonperforming	0	0	0	0	0	1,438	1,733	0	3,171
Total Residential - Home Equity	$947	$1,468	$743	$1,229	$1,147	$18,096	$218,624	$1,394	$243,648
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Mortgages
Performing	$58,368	$111,963	$98,349	$115,060	$153,980	$811,055	$0	$0	$1,348,775
Nonperforming	0	273	523	658	815	12,567	0	0	14,836
Total Residential - Mortgages	$58,368	$112,236	$98,872	$115,718	$154,795	$823,622	$0	$0	$1,363,611
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$21,586	$19,263	$8,868	$9,332	$6,375	$16,726	$2,111	$0	$84,261
Nonperforming	0	7	13	13	6	14	2	0	55
Total Consumer - Direct	$21,586	$19,270	$8,881	$9,345	$6,381	$16,740	$2,113	$0	$84,316
Current-period gross writeoffs	$647	$70	$50	$10	$20	$43	$0	$0	$840
Consumer - Indirect
Performing	$0	$0	$0	$0	$0	$42	$0	$0	$42
Nonperforming	0	0	0	0	0	0	0	0	0
Total Consumer - Indirect	$0	$0	$0	$0	$0	$42	$0	$0	$42
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

December 31, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Pass	$178,999	$111,528	$81,883	$73,977	$37,104	$126,706	$316,314	$8,606	$935,117
Special Mention	9,871	9,447	90	1,154	178	1,468	21,037	0	43,245
Substandard	0	423	1,433	0	390	192	5,032	341	7,811
Total Commercial and Industrial - Other	$188,870	$121,398	$83,406	$75,131	$37,672	$128,366	$342,383	$8,947	$986,173
Current-period gross writeoffs	$526	$597	$85	$66	$254	$13	$0	$0	$1,541
Commercial and Industrial - Agriculture:
Pass	$11,890	$9,337	$24,659	$7,539	$1,418	$3,852	$55,263	$470	$114,428
Special Mention	0	0	0	0	22	25	0	0	47
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - Agriculture	$11,890	$9,337	$24,659	$7,539	$1,440	$3,877	$55,263	$470	$114,475
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate
Pass	$409,529	$320,178	$256,566	$310,051	$374,436	$1,204,064	$19,291	$19,216	$2,913,331
Special Mention	6,500	305	927	1,961	1,362	45,932	0	0	56,987
Substandard	0	399	927	1,149	1,461	3,804	784	0	8,524
Total Commercial Real Estate	$416,029	$320,882	$258,420	$313,161	$377,259	$1,253,800	$20,075	$19,216	$2,978,842
Current-period gross writeoffs	$0	$0	$0	$0	$2,000	$5,310	$0	$0	$7,310
Commercial Real Estate - Agriculture:
Pass	$26,485	$23,114	$11,133	$41,082	$20,087	$103,609	$4,488	$4,026	$234,024
Special Mention	0	0	0	0	0	141	0	0	141
Substandard	0	0	0	0	0	127	0	0	127
Total Commercial Real Estate - Agriculture	$26,485	$23,114	$11,133	$41,082	$20,087	$103,877	$4,488	$4,026	$234,292
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Construction
Pass	$0	$13,222	$30,274	$1,542	$15,688	$349	$344,568	$25,659	$431,302
Special Mention	0	0	0	0	0	0	297	0	297
Substandard	0	0	0	0	0	0	17,302	0	17,302
Total Commercial Real Estate - Construction	$0	$13,222	$30,274	$1,542	$15,688	$349	$362,167	$25,659	$448,901
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Residential - Home Equity
Performing	$1,613	$767	$1,448	$1,309	$795	$17,309	$200,118	$1,671	$225,030
Nonperforming	0	0	0	0	0	1,382	1,242	0	2,624
Total Residential - Home Equity	$1,613	$767	$1,448	$1,309	$795	$18,691	$201,360	$1,671	$227,654
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Mortgages
Performing	$113,023	$104,677	$120,785	$160,682	$220,793	$629,641	$0	$0	$1,349,601
Nonperforming	103	294	878	982	1,037	10,637	0	0	13,931
Total Residential - Mortgages	$113,126	$104,971	$121,663	$161,664	$221,830	$640,278	$0	$0	$1,363,532
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$34,987	$11,109	$11,207	$7,430	$6,887	$12,427	$2,282	$0	$86,329
Nonperforming	0	0	2	21	0	40	7	0	70
Total Consumer - Direct	$34,987	$11,109	$11,209	$7,451	$6,887	$12,467	$2,289	$0	$86,399
Current-period gross writeoffs	$2,220	$15	$17	$17	$20	$55	$0	$0	$2,344
Consumer - Indirect
Performing	$0	$0	$0	$0	$17	$51	$0	$0	$68
Nonperforming	0	0	0	0	0	0	0	0	0
Total Consumer - Indirect	$0	$0	$0	$0	$17	$51	$0	$0	$68
Current-period gross writeoffs	$0	$0	$0	$0	$0	$15	$0	$0	$15
6. Earnings Per Share
Earnings per share in the table below, for the three and six month periods ended June 30, 2026 and 2025 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share (ASC 260). ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Prior to 2019, the Company issued restricted stock awards that contained such rights and are therefore considered participating securities. Since 2019, the Company has issued restricted stock awards that do not have nonforfeitable rights to dividends and are therefore not considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended		Six Months Ended
(In thousands, except share and per share data)	6/30/2026	6/30/2025	6/30/2026	6/30/2025
Basic
Net income available to common shareholders	$29,304	$21,471	$55,378	$41,150
Less: income attributable to unvested stock-based compensation awards	0	0	0	0
Net earnings allocated to common shareholders	29,304	21,471	55,378	41,150
Weighted average shares outstanding, including unvested stock-based compensation awards	14,383,667	14,433,857	14,399,857	14,434,245
Less: average unvested stock-based compensation awards	(158,695)	(187,462)	(161,977)	(187,979)
Weighted average shares outstanding - Basic	14,224,972	14,246,395	14,237,880	14,246,266
Diluted
Net earnings allocated to common shareholders	29,304	21,471	55,378	41,150
Weighted average shares outstanding - Basic	14,224,972	14,246,395	14,237,880	14,246,266
Plus: incremental shares from assumed conversion of stock-based compensation awards	108,418	73,730	102,481	73,515
Weighted average shares outstanding - Diluted	14,333,390	14,320,125	14,340,361	14,319,781
Basic EPS	$2.06	$1.51	$3.89	$2.89
Diluted EPS	$2.04	$1.50	$3.86	$2.87
Stock-based compensation awards representing 914 and 12,817 common shares during the three months ended June 30, 2026 and 2025, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.
Stock-based compensation awards representing approximately 4,541 and 13,151 common shares during the six months ended June 30, 2026 and 2025, respectively were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

7. Other Comprehensive Income (Loss)
The following tables present reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2026 and 2025:

	Three Months Ended
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
June 30, 2026
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$(7,968)	$1,992	$(5,976)
Net unrealized (losses) gains	(7,968)	1,992	(5,976)
Employee benefit plans:
Amortization of net retirement plan actuarial gain (loss)	(26)	7	(19)
Amortization of net retirement plan prior service cost	48	(11)	37
Employee benefit plans	22	(4)	18
Other comprehensive loss	$(7,946)	$1,988	$(5,958)
June 30, 2025
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$9,392	$(2,348)	$7,044
Net unrealized gains (losses)	9,392	(2,348)	7,044
Employee benefit plans:
Amortization of net retirement plan actuarial gain (loss)	19	(5)	14
Amortization of net retirement plan prior service cost	49	(12)	37
Employee benefit plans	68	(17)	51
Other comprehensive income	$9,460	$(2,365)	$7,095

	Six Months Ended
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
June 30, 2026
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$(17,517)	$4,379	$(13,138)
Net unrealized (losses) gains	(17,517)	4,379	(13,138)
Employee benefit plans:
Amortization of net retirement plan actuarial gain (loss)	83	(20)	63
Amortization of net retirement plan prior service cost	97	(24)	73
Employee benefit plans	180	(44)	136
Other comprehensive loss	$(17,337)	$4,335	$(13,002)
June 30, 2025
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$30,881	$(7,720)	$23,161
Net unrealized gains (losses)	30,881	(7,720)	23,161
Employee benefit plans:
Amortization of net retirement plan actuarial gain (loss)	190	(48)	142
Amortization of net retirement plan prior service cost	98	(24)	74
Employee benefit plans	288	(72)	216
Other comprehensive income	$31,169	$(7,792)	$23,377

The following table presents the activity in our accumulated other comprehensive (loss) income for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at April 1, 2026	$(14,146)	$(11,952)	$(26,098)
Other comprehensive income before reclassifications	(5,976)	0	(5,976)
Amounts reclassified from accumulated other comprehensive (loss) income	0	18	18
Net current-period other comprehensive (loss) income	(5,976)	18	(5,958)
Balance at June 30, 2026	$(20,122)	$(11,934)	$(32,056)
Balance at January 1, 2026	$(6,984)	$(12,070)	$(19,054)
Other comprehensive income (loss) before reclassifications	(13,138)	0	(13,138)
Amounts reclassified from accumulated other comprehensive income (loss)	0	136	136
Net current-period other comprehensive (loss) income	(13,138)	136	(13,002)
Balance at June 30, 2026	$(20,122)	$(11,934)	$(32,056)

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at April 1, 2025	$(85,577)	$(16,633)	$(102,210)
Other comprehensive loss before reclassifications	7,044	0	7,044
Amounts reclassified from accumulated other comprehensive (loss) income	0	51	51
Net current-period other comprehensive income (loss)	7,044	51	7,095
Balance at June 30, 2025	$(78,533)	$(16,582)	$(95,115)
Balance at January 1, 2025	$(101,694)	$(16,798)	$(118,492)
Other comprehensive loss before reclassifications	23,161	0	23,161
Amounts reclassified from accumulated other comprehensive (loss) income	0	216	216
Net current-period other comprehensive income (loss)	23,161	216	23,377
Balance at June 30, 2025	$(78,533)	$(16,582)	$(95,115)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2026 and 2025:

Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]		Affected Line Item in the Statement Where Net Income is Presented
	06/30/2026	06/30/2025
Three Months Ended
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	$0	Net gain (loss) on securities transactions
	0	0	Income tax expense
	0	0	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	26	(19)	Other operating expense
Net retirement plan prior service cost	(48)	(49)	Other operating expense
	(22)	(68)	Total before tax
	4	17	Income tax expense
	$(18)	$(51)	Net of tax
Six Months Ended
Available-for-sale debt securities:
Unrealized gain (loss) on available-for-sale debt securities	$0	$0	Net loss on securities transactions
	0	0	Income tax expense
	0	0	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial gain (loss)	(83)	(190)	Other operating expense
Net retirement plan prior service cost	(97)	(98)	Other operating expense
	(180)	(288)	Total before tax
	44	72	Income tax expense
	$(136)	$(216)	Net of tax
1 Amounts in parentheses indicate debits in income statement.
2 The accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost (See Note 11 - "Employee Benefit Plans" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025).
8. Financial Guarantees
The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of June 30, 2026, the Company’s maximum potential obligation under standby letters of credit was $36.5 million, unchanged from December 31, 2025. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.
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
Banking
Tompkins Bank & Trust has twelve banking offices located in Ithaca, NY and surrounding communities; fourteen banking offices located in the Genesee Valley region of New York State, which includes Monroe County; twelve banking offices located in the counties north of New York City; and sixteen banking offices operating in southeastern Pennsylvania.
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

Three Months Ended June 30, 2026
(In thousands)	Banking	Wealth Management	Intercompany	Consolidated
Interest income	$105,941	$0	$0	$105,941
Interest expense	31,958	0	0	31,958
Net interest income	73,983	0	0	73,983
Provision for credit loss expense	1,502	0	0	1,502
Noninterest income	7,805	5,329	0	13,134
Noninterest expense	42,936	4,130	0	47,066
Income before income tax expense	37,350	1,199	0	38,549
Income tax expense	8,945	300	0	9,245
Net Income	$28,405	$899	$0	$29,304
Depreciation and amortization	$2,274	$46	$0	$2,320
Assets	8,772,330	29,192	0	8,801,522
Goodwill	64,525	8,211	0	72,736
Other intangibles, net	1,962	0	0	1,962
Net loans and leases	6,538,699	0	0	6,538,699
Deposits	7,029,228	0	(117)	7,029,111
Total Equity	933,595	26,337	0	959,932

Three Months Ended June 30, 2025
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$93,646	$1	$0	$(1)	$93,646
Interest expense	33,517	0	0	(1)	33,516
Net interest income	60,129	1	0	0	60,130
Provision for credit loss expense	2,780	0	0	0	2,780
Noninterest income	7,617	9,901	5,541	(547)	22,512
Noninterest expense	40,441	7,729	4,000	(547)	51,623
Income before income tax expense	24,525	2,173	1,541	0	28,239
Income tax expense	5,831	552	385	0	6,768
Net Income	$18,694	$1,621	$1,156	$0	$21,471
Depreciation and amortization	$1,978	$36	$44	$0	$2,058
Assets	8,319,441	49,305	29,087	(24,015)	8,373,818
Goodwill	64,525	19,867	8,211	(1)	92,602
Other intangibles, net	1,367	854	16	0	2,237
Net loans and leases	6,114,099	0	0	0	6,114,099
Deposits	6,734,658	0	0	(18,863)	6,715,795
Total Equity	701,907	33,248	26,638	0	761,793

Six Months Ended June 30, 2026
(In thousands)	Banking	Wealth Management	Intercompany	Consolidated
Interest income	$208,610	$0	$0	$208,610
Interest expense	62,766	0	0	62,766
Net interest income	145,844	0	0	145,844
Provision for credit loss expense	3,004	0	0	3,004
Noninterest income	14,273	10,695	0	24,968
Noninterest expense	86,514	8,278	0	94,792
Income before income tax expense	70,599	2,417	0	73,016
Income tax expense	17,034	604	0	17,638
Net Income	$53,565	$1,813	$0	$55,378
Depreciation and amortization	$4,534	$93	$0	$4,627

Six Months Ended June 30, 2025
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$183,108	$1	$0	$(1)	$183,108
Interest expense	66,317	0	0	(1)	66,316
Net interest income	116,791	1	0	0	116,792
Provision for credit loss expense	8,067	0	0	0	8,067
Noninterest income	16,263	21,604	10,754	(1,077)	47,544
Noninterest expense	80,136	15,054	8,117	(1,077)	102,230
Income before income tax expense	44,851	6,551	2,637	0	54,039
Income tax expense	10,473	1,757	659	0	12,889
Net Income	$34,378	$4,794	$1,978	$0	$41,150
Depreciation and amortization	$4,084	$82	$87	$0	$4,253

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value:
Recurring Fair Value Measurements

(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
Assets
Available-for-sale debt securities
U.S. Treasuries	$43,727	$0	$43,727	$0
Obligations of U.S. Government sponsored entities	339,131	0	339,131	0
Obligations of U.S. states and political subdivisions	75,454	0	75,454	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	296,819	0	296,819	0
U.S. Government sponsored entities	635,489	0	635,489	0
U.S. corporate debt securities	2,441	0	2,441	0
Total Available-for-sale debt securities	$1,393,061	$0	$1,393,061	$0
Equity securities, at fair value	791	0	0	791
Derivatives designated as hedging instruments	0	0	0	0
Derivatives not designated as hedging instruments	2,240	0	2,240	0
Liabilities
Derivatives not designated as hedging instruments	$2,506	$0	$2,506	$0
December 31, 2025
Assets
Available-for-sale debt securities
U.S. Treasuries	$53,780	$0	$53,780	$0
Obligations of U.S. Government sponsored entities	348,403	0	348,403	0
Obligations of U.S. states and political subdivisions	76,310	0	76,310	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	313,496	0	313,496	0
U.S. Government sponsored entities	587,632	0	587,632	0
U.S. corporate debt securities	2,447	0	2,447	0
Total Available-for-sale debt securities	$1,382,068	$0	$1,382,068	$0
Equity securities, at fair value	800	0	0	800
Derivatives designated as hedging instruments	33	0	33	0
Derivatives not designated as hedging instruments	5,032	0	5,032	0
Liabilities
Derivatives not designated as hedging instruments	$5,389	$0	$5,389	$0
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
The change in the fair value of equity securities valued using significant unobservable inputs (Level 3), for the periods ended June 30, 2026 and December 31, 2025, was immaterial.
There were no transfers between Levels 1, 2 and 3 for the six months ended June 30, 2026 or the six months ended June 30, 2025.

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
Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, individually evaluated loans, and OREO. For the three and six months ended June 30, 2026, certain individually evaluated loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for credit losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs based upon customized discounting criteria. In addition to collateral dependent evaluated loans, certain other real estate owned was remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs are taken through a charge-off to the allowance for credit losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:		(Level 1)	(Level 2)	(Level 3)
Three months ended June 30, 2026
Individually evaluated loans	$17,568	$0	$0	$17,568	$(943)
Other real estate owned	115	0	0	115	0
Three months ended June 30, 2025
Individually evaluated loans	$0	$0	$0	$0	$(4,711)

(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:		(Level 1)	(Level 2)	(Level 3)
Six months ended June 30, 2026
Individually evaluated loans	$25,135	$0	$0	$25,135	$(3,653)
Other real estate owned	384	0	0	384	0
Six months ended June 30, 2025
Individually evaluated loans	$29,914	$0	$0	$29,914	$(4,711)
Other real estate owned	0	0	0	0	1,898
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
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2026 and December 31, 2025. The carrying amounts shown in the tables are included in the Consolidated Statements of Condition under the indicated captions.

Estimated Fair Value of Financial Instruments
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
Financial Assets:
Cash and cash equivalents	$147,765	$147,765	$147,765	$0	$0
Securities - held-to-maturity	312,562	281,495	0	281,495	0
FHLB stock and other stock	32,041	32,041	0	32,041	0
Accrued interest receivable	32,440	32,440	0	32,440	0
Loans/leases, net[1]	6,538,828	6,233,989	0	0	6,233,989
Financial Liabilities:
Time deposits	$1,305,531	$1,300,231	$0	$1,300,231	$0
Other deposits	5,723,580	5,723,580	0	5,723,580	0
Fed funds purchased and securities sold
under agreements to repurchase	181,710	181,710	0	181,710	0
Other borrowings	546,358	546,548	0	546,548	0
Accrued interest payable	5,282	5,282	0	5,282	0
December 31, 2025
Financial Assets:
Cash and cash equivalents	$132,817	$132,817	$132,817	$0	$0
Securities - held-to-maturity	312,528	283,860	0	283,860	0
FHLB stock and other stock	32,307	32,307	0	32,307	0
Accrued interest receivable	30,697	30,697	0	30,697	0
Loans/leases, net[1]	6,432,014	6,129,089	0	0	6,129,089
Financial Liabilities:
Time deposits	$1,298,393	$1,296,714	$0	$1,296,714	$0
Other deposits	5,639,369	5,639,369	0	5,639,369	0
Fed funds purchased and securities sold
under agreements to repurchase	95,569	95,569	0	95,569	0
Other borrowings	564,446	565,568	0	565,568	0
Accrued interest payable	4,920	4,920	0	4,920	0
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
Derivatives Designated as Hedging Instruments
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2026, the Company had no outstanding interest rate swaps.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
As of June 30, 2026 and December 31, 2025, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	06/30/2026	06/30/2026	12/31/2025	12/31/2025
Fixed Rate Loans[1]	$0	$0	$49,962	$(38)
Total	$0	$0	$49,962	$(38)
1These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At June 30, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $0 and $658.5 million respectively; the cumulative basis adjustments associated with these hedging relationships was $0 and $38,000, respectively; and the amounts of the designated hedged items were $0 and $100.0 million respectively.
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
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Statements of Condition
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of June 30, 2026 and December 31, 2025. Amounts below are presented on a net basis in accordance with applicable accounting guidance.

(In thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
	June 30, 2026		December 31, 2025
Derivative Assets
Derivatives designated as hedging instruments
Interest Rate Products	$0	$0	$50,000	$33
Total derivatives designated as hedging instruments		$0		$33
Derivatives not designated as hedging instruments
Interest Rate Products	$267,284	$2,240	$249,273	$5,032
Total derivatives not designated as hedging instruments		$2,240		$5,032
Derivative Liabilities
Derivatives not designated as hedging instruments
Interest Rate Products	$267,284	$2,445	$249,273	$5,312
Risk Participation Agreement	57,785	61	64,282	77
Total derivatives not designated as hedging instruments		$2,506		$5,389
Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the three and six months ended June 30, 2026 and 2025:

The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
	Location of Gain or (Loss) Recognized in Income on Derivative
	Three Months Ended		Six Months Ended
	06/30/2026	06/30/2025	06/30/2026	06/30/2025
(In thousands)	Interest Income		Interest Income
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$30	$247	$61	$540
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	30	158	38	498
Derivatives designated as hedging instruments	0	89	23	42

Tabular Disclosure of the Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the three and six months ended June 30, 2026 and 2025:

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
(In thousands)		06/30/2026	06/30/2025
Three Months Ended
Interest Rate Products	Other Income	$83	$(82)
Risk Participation Agreement	Other Income	20	9
Total		$103	$(73)
Fee Income	Other income	$178	$228
Six Months Ended
Interest Rate Products	Other Income	$75	$(194)
Risk Participation Agreement	Other Income	16	34
Total		$91	$(160)
Fee Income	Other income	$236	$257
Credit-risk-related Contingent Features
Applicable for OTC derivatives with dealers
The Company's agreements with each of its derivative counterparties contain cross default provisions that provide that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender.
As of June 30, 2026 and December 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.8 million and $5.3 million, respectively. As of June 30, 2026 and December 31, 2025, the Company had posted $1.6 million and $1.9 million, respectively, in collateral related to these agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS
Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, and financial planning and wealth management. At June 30, 2026, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank, which changed its name to Tompkins Bank & Trust effective July 20, 2026. Tompkins Bank & Trust provides a broad selection of wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, and financial and tax planning. On October 31, 2025, the Company sold all of the issued and outstanding shares of capital stock of its wholly-owned insurance subsidiary, Tompkins Insurance Agencies, Inc. ("TIA"), to Arthur J. Gallagher Risk Management Services, LLC ("Gallagher"). The Company’s principal offices are located at 118 E. Seneca Street, P.O. Box 460, Ithaca, NY, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol "TMP."
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
Business Segments
The Company operates in two segments, banking and wealth management. Banking services consist primarily of attracting deposits from the areas served by Tompkins Bank & Trust, which has 54 banking offices (38 offices in New York and 16 offices in Pennsylvania) and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. Banking services also include a full suite of products such as debit cards, credit cards, remote deposit, electronic banking, mobile banking, cash management, and safe deposit services.
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
Competition
Competition for commercial banking and other financial services is strong in the Company’s market areas. In one or more aspects of its business, Tompkins Bank & Trust competes with other commercial banks, savings and loan associations, credit unions, finance companies, internet-based financial services companies, mutual funds, brokerage and investment banking companies, and other financial intermediaries. Some of these competitors have substantially greater resources and lending capabilities and may offer services that the Company does not currently provide. The financial services industry continues to undergo rapid technological change with introductions of new technologies and services, including new ways that customers can make payments or manage their accounts, including through use of stablecoins and other forms of cryptocurrency, tokens, and other digital assets or alternative payment systems. The Company faces increasing competition from institutions not subject to the same extensive State and Federal regulations that govern financial holding companies and Federally-insured banks, including by financial technology companies, or "fintechs," which may offer bank-like products or services that compete directly with the Company’s products and services.

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
OTHER IMPORTANT INFORMATION
The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2026. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.
In this Report, there are comparisons of the Company’s performance to that of a peer group, which is comprised of 207 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s "Bank Holding Company Performance Report" for March 31, 2026 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.
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
The Company’s methodology for estimating the allowance considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to "Allowance for Credit Losses" below and to Note 5 - "Allowance for Credit Losses", and Note 1 – "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for additional information on the Company's methodology for estimating the allowance.
For information on the Company's significant accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Refer to "Accounting Standards Pending Adoption" in Note 2 - "Basis of Presentation" in the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting standards updates.
Critical Accounting Estimates
The Company's significant accounting policies conform with GAAP and are described in Note 1 - "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The most significant area in which management of the Company applies critical assumptions and estimates was the following:
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
RESULTS OF OPERATIONS
Performance Summary
Net income for the second quarter of 2026 was $29.3 million, or $2.04 diluted earnings per share, compared to $21.5 million, or $1.50 diluted earnings per share for the second quarter of 2025. Net income for the six months ended June 30, 2026 was $55.4 million, or $3.86 diluted earnings per share, compared to $41.2 million, or $2.87 diluted earnings per share for the same period in 2025. The increase in net income and diluted earnings per share for the three and six months ended June 30, 2026 compared to the same periods in 2025 largely reflects increases in our net interest margin as well as continued loan growth.
Return on average assets ("ROA") for the quarter ended June 30, 2026 was 1.36%, compared to 1.05% for the quarter ended June 30, 2025. Return on average shareholders’ equity ("ROE") for the second quarter of 2026 was 12.32%, compared to 11.48% for the second quarter of 2025. For the year-to-date period ended June 30, 2026, ROA and ROE totaled 1.30% and 11.72%, respectively, compared to 1.02% and 11.23%, for the same periods in 2025.
Segment Reporting
The Company operates in the following two business segments: banking and wealth management. Wealth management activities include the results of the Company's trust, financial planning, and wealth management services provided by Tompkins Financial Advisors, a division of Tompkins Bank & Trust. All other activities are considered banking. Prior to the sale of TIA on October 31, 2025, the Company also had an insurance segment. TIA provided property and casualty insurance services and employee benefits consulting. For additional financial information on the Company's segments, refer to "Note 9 - Segment and Related Information" in the Notes to Unaudited Consolidated Financial Statements in Part I of this Report on Form 10-Q.
Banking Segment
The banking segment reported net income of $28.4 million for the second quarter of 2026, an increase of $9.7 million, or 52.0%, compared to $18.7 million for the second quarter of 2025. For the six months ended June 30, 2026, the banking segment reported net income of $53.6 million, up $19.2 million, or 55.8%, from the same period in 2025. The increase in net income for the three and six months ended June 30, 2026 compared to the same periods in 2025 was mainly due to an increase in net interest income.
Net interest income of $74.0 million for the second quarter of 2026 was up $13.9 million, or 23.0%, from the same period in 2025. For the six months ended June 30, 2026, net interest income of $145.8 million was up $29.1 million, or 24.9%, from the same period in 2025. The increase in net interest income for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily due to an improved net interest margin, which was driven by growth in average loan balances, higher average earning asset yields and a reduction in average funding costs.
The provision for credit losses was $1.5 million for the three months ended June 30, 2026, compared to $2.8 million for the same period in 2025. For the six months ended June 30, 2026, the provision for credit losses was $3.0 million compared to $8.1 million for the same period in 2025.
Noninterest income was $7.8 million for the three months ended June 30, 2026, up 2.5% compared to $7.6 million for the same period in 2025. The increase in noninterest income for the three months ended June 30, 2026 was mainly attributable to increases in gains on sales of residential loans and card services income, partially offset by lower income related to bank owned life insurance. For the six months ended June 30, 2026, noninterest income was $14.3 million compared to $16.3 million for the six months ended June 30, 2025. The decrease in year-to-date noninterest income compared to the same period in 2025 was mainly attributable to a $1.9 million gain on the sale of other real estate owned ("OREO") in the prior year period.
Noninterest expense of $42.9 million for the three months ended June 30, 2026, increased by $2.5 million or 6.2% compared to the same period in 2025. For the six months ended June 30, 2026 noninterest expense of $86.5 million was up $6.4 million, or 8.0% compared to the same period in 2025. The increases in noninterest expense across both periods were primarily driven by salaries and employee benefits, technology, and net occupancy expense of premises.

Wealth Management Segment
The wealth management segment reported net income of $899,000 for the three months ended June 30, 2026, which was down $257,000 or 22.2% compared to the second quarter of 2025. For the six months ended June 30, 2026, net income of $1.8 million was down $165,000, or 8.3%, compared to the same period in the prior year. The decrease in net income for the three and six months ended June 30, 2026 compared to the prior year periods was primarily due to gains on the sale of certain customer accounts recorded in the second quarter of 2025, combined with an increase in noninterest expenses, mainly in technology and intercompany service allocations.
Net Interest Income
The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each, for the three and six month periods ended June 30, 2026 and 2025 and the three months ended March 31, 2026:

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended			Quarter Ended
	June 30, 2026			March 31, 2026			June 30, 2025
(dollar amounts in thousands)	Average Balance (QTD)	Interest	Average Yield/Rate	Average Balance (QTD)	Interest	Average Yield/Rate	Average Balance (QTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$17,416	$192	4.42%	$13,394	$166	5.03%	$15,820	$187	4.74%
Securities[1]
U.S. Government securities	1,650,865	14,640	3.56%	1,636,770	14,435	3.58%	1,610,090	10,026	2.50%
State and municipal[2]	79,748	526	2.65%	81,218	536	2.68%	85,080	554	2.61%
Other Securities[2]	3,293	50	6.09%	3,305	49	6.01%	3,279	53	6.48%
Total securities	1,733,906	15,216	3.52%	1,721,293	15,020	3.54%	1,698,449	10,633	2.51%
FHLBNY and FRB stock	32,128	543	6.78%	29,016	460	6.43%	31,660	635	8.05%
Total loans and leases, net of unearned income[2,3]	6,525,286	90,243	5.55%	6,434,853	87,337	5.50%	6,129,561	82,499	5.40%
Total interest-earning assets	8,308,736	106,194	5.13%	8,198,556	102,983	5.09%	7,875,490	93,954	4.79%
Other assets	352,338			382,767			293,105
Total assets	$8,661,074			$8,581,323			$8,168,595
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	$3,855,494	$16,359	1.70%	$3,823,812	$15,589	1.65%	$3,680,761	$16,504	1.80%
Time deposits	1,280,086	10,171	3.19%	1,285,701	10,420	3.29%	1,230,182	10,975	3.58%
Total interest-bearing deposits	5,135,580	26,530	2.07%	5,109,513	26,009	2.06%	4,910,943	27,479	2.24%
Federal funds purchased & securities sold under agreements to repurchase	40,636	59	0.58%	42,788	18	0.17%	42,123	61	0.58%
Other borrowings	550,041	5,369	3.92%	491,310	4,781	3.95%	550,558	5,976	4.35%
Total interest-bearing liabilities	5,726,257	31,958	2.24%	5,643,611	30,808	2.21%	5,503,624	33,516	2.44%
Noninterest bearing deposits	1,891,560			1,855,440			1,818,922
Accrued expenses and other liabilities	89,540			130,879			96,074
Total liabilities	7,707,357			7,629,930			7,418,620
Total equity	953,717			951,393			749,975
Total liabilities and equity	$8,661,074			$8,581,323			$8,168,595
Interest rate spread			2.89%			2.88%			2.34%
Tax-equivalent net interest income/margin on earning assets		74,236	3.58%		72,175	3.57%		60,438	3.08%
Tax-equivalent adjustment		(253)			(314)			(308)
Net interest income		$73,983			$71,861			$60,130

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Year to Date Period Ended			Year to Date Period Ended
	June 30, 2026			June 30, 2025
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$15,416	$359	4.70%	$16,121	$362	4.53%
Securities[1]
U.S. Government securities	1,643,856	29,075	3.57%	1,604,469	19,467	2.45%
State and municipal[2]	80,479	1,062	2.66%	85,484	1,108	2.61%
Other securities	3,299	99	6.05%	3,277	106	6.52%
Total securities	1,727,634	30,236	3.53%	1,693,230	20,681	2.46%
FHLBNY and FRB stock	30,581	1,003	6.61%	31,821	1,346	8.53%
Total loans and leases, net of unearned income[2,3]	6,480,319	177,581	5.53%	6,077,749	161,335	5.35%
Total interest-earning assets	8,253,950	209,179	5.11%	7,818,921	183,724	4.74%
Other assets	367,469			293,975
Total assets	$8,621,419			$8,112,896
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	$3,839,741	$31,947	1.68%	$3,681,535	$32,597	1.79%
Time deposits	1,282,878	20,593	3.24%	1,194,807	21,532	3.63%
Total interest-bearing deposits	5,122,619	52,540	2.07%	4,876,342	54,129	2.24%
Federal funds purchased & securities sold under agreements to repurchase	41,706	77	0.37%	44,873	102	0.46%
Other borrowings	520,838	10,149	3.93%	556,239	12,085	4.38%
Total interest-bearing liabilities	5,685,163	62,766	2.23%	5,477,454	66,316	2.44%
Noninterest bearing deposits	1,873,599			1,799,169
Accrued expenses and other liabilities	110,095			97,170
Total liabilities	7,668,857			7,373,793
Total equity	952,562			739,103

Total liabilities and equity	$8,621,419			$8,112,896
Interest rate spread			2.88%			2.30%
Net interest income (TE)/margin on earning assets		146,413	3.58%		117,408	3.03%

Tax Equivalent Adjustment		(569)			(616)
Net interest income		$145,844			$116,792
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
Net interest income was $74.0 million and $145.8 million, respectively, for the three and six months ended June 30, 2026, up $13.9 million, or 23.0%, and $29.1 million, or 24.9%, respectively, from the same periods in 2025. The increase in net interest income compared to both prior year periods was due to improvement in net interest margin, which is discussed below, and growth in average loans.

Net interest margin for the three months ended June 30, 2026 was 3.58% compared to 3.08% for the same period in 2025. Net interest margin for the six months ended June 30, 2026 was 3.58% compared to 3.03% for the same period in 2025. The increase in net interest margin for the three and six months ended June 30, 2026 compared to the same periods in 2025 reflects growth in average loan balances, improved yields on average earnings assets, and lower funding costs.
The quarterly net interest margin of 3.58% for the second quarter of 2026 was up 1 basis point over the net interest margin of 3.57% for the first quarter of 2026, as increased average earning asset yields were partially offset by higher average cost of interest-bearing liabilities, driven by seasonal outflow of municipal deposits resulting in increased borrowings for the quarter.
Interest income for the three and six months ended June 30, 2026 was $105.9 million and $208.6 million, up 13.1% and 13.9%, respectively, compared to the same periods in 2025. The increase in interest income was mainly in interest and fees on loans, and interest on securities. Interest and fees on loans were up $7.8 million or 9.5% and $16.3 million or 10.1% respectively, from the same periods in 2025. Average loan balances for the three and six months ended June 30, 2026 were up $395.7 million or 6.5% and $402.6 million or 6.6% respectively, from the same periods in 2025.
Interest income on securities, excluding dividends on FHLB stock, for the three and six months ended June 30, 2026, was up $4.6 million or 43.6% and $9.6 million or 46.7% respectively, over the same periods in 2025. The average yield on total securities for the three and six months ended June 30, 2026, was up 101 and 107 basis points, respectively, over the same periods in 2025, mainly a result of the reinvestment within the portfolio at higher yields, including the previously reported repositioning of the portfolio in the fourth quarter of 2025. Average balances for securities for the three and six months ended June 30, 2026 increased $35.5 million, or 2.1%, and $34.4 million, or 2.0%, respectively, from the same periods in 2025.
Interest expense for the three and six months ended June 30, 2026 decreased $1.6 million, or 4.7%, and $3.6 million or 5.4%, respectively, compared to the same periods in 2025, driven mainly by a decrease in average rates paid on interest-bearing liabilities, partially offset by higher average balances of interest-bearing liabilities. For the three and six months ended June 30, 2026, the average cost of interest-bearing liabilities was down 20 basis points and 21 basis points, respectively, from the same periods in 2025, while average interest-bearing liabilities were up $222.6 million or 4.1% and $207.7 million or 3.8%, respectively.
The average cost of interest-bearing deposits for both the three and six month periods ended June 30, 2026 was 2.07%, down 17 basis points over the same periods in 2025. Average interest-bearing deposits for the three and six months ended June 30, 2026, were up $224.6 million, or 4.6%, and $246.3 million, or 5.1%, respectively, from the same periods in 2025. Average noninterest deposits for the three and six months ended June 30, 2026, were up $72.6 million, or 4.0%, and $74.4 million, or 4.1%, respectively, from the same periods in 2025.
Average other borrowings for the three and six months ended June 30, 2026 were down $517,000 or 0.1%, and $35.4 million, or 6.4%, respectively, compared to the same periods in 2025. The average rate paid on other borrowings for the three and six months ended June 30, 2026 was down 43 basis points and 45 basis points, respectively, from the same periods in 2025.
Noninterest Income
Noninterest income of $13.1 million for the three months ended June 30, 2026, was down $9.4 million or 41.7% from the second quarter of 2025, and noninterest income of $25.0 million for the six months ended June 30, 2026, was down $22.6 million, or 47.5%, from the same period in the prior year. The decrease was mainly in insurance commissions and fees and reflects the sale of the Company's insurance subsidiary, TIA, in October 2025. Insurance revenues were $9.6 million and $21.2 million for the three and six months, respectively, ended June 30, 2025.
Wealth management fees of $5.2 million in the second quarter of 2026 were up $265,000 or 5.3% over the second quarter of 2025. For the first six months of 2026, wealth management fees were up $412,000, or 4.1% compared to the same period in 2025. Wealth management fees include trust services, financial planning, wealth management services, and brokerage related services. The fair value of assets managed by, or in custody of, Tompkins was $3.1 billion at June 30, 2026, up $261.7 million or 9.2% from June 30, 2025.
Other income of $2.8 million in the second quarter of 2026 was down $201,000, or 6.7%, compared to the same period in 2025. For the first six months of 2026, other income of $4.9 million was down $1.9 million, or 28.2%, compared to the same period in 2025. The decrease for the three months ended June 30, 2026 compared to the same period in 2025 was driven by a $236,000 reduction in BOLI income. The decrease for the six months ended June 30, 2026 compared to the same period in 2025 was driven by a $1.9 million gain on the sale of other real estate owned in 2025.

Noninterest Expense
Noninterest expense of $47.1 million for the second quarter of 2026 was down $4.6 million or 8.8% from the second quarter of 2025. Noninterest expense of $94.8 million for the first six months of 2026 was down $7.4 million, or 7.3%, compared to the same period in 2025. The decrease in noninterest expense for both periods was primarily attributable to the sale of TIA in the fourth quarter of 2025.
Noninterest expense for the second quarter and year-to-date periods in 2025 included the following expenses related to TIA: salaries and wages and other employee benefits of $6.2 million and $12.1 million, respectively, and other expenses of $1.5 million and $2.9 million, respectively. For the three and six months ended June 30, 2026, salaries and wages and other employee benefits decreased $4.7 million, or 14.0%, and $8.0 million, or 12.2%, respectively, compared to the prior year periods. These decreases were partially offset by annual merit increases and higher other employee benefit costs. Noninterest expense for the three and six months ended June 30, 2026, excluding salaries and wages and other employee benefits expenses, was up $143,000, or 0.8%, and $584,000, or 1.6%, mainly attributable to increases in technology, marketing, and buildings and grounds expenses.
Income Tax Expense
The provision for income taxes was $9.2 million for an effective rate of 24.0% for the second quarter of 2026, compared to a tax provision of $6.8 million and an effective rate of 24.0% for the same quarter in 2025. For the first six months of 2026, the provision for income taxes was $17.6 million for an effective rate of 24.2% compared to tax provision of $12.9 million and an effective rate of 23.9% for the same period in 2025. The effective rates differ from the U.S. and state statutory rates primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock-based compensation.
FINANCIAL CONDITION
Total assets were $8.8 billion at June 30, 2026, up $133.3 million or 1.5% from December 31, 2025. Cash and cash equivalents were up $14.9 million or 11.3%, total loans were up $150.9 million or 2.3%, total securities were up $11.0 million or 0.7% and loans held for sale were down $43.4 million compared to December 31, 2025. Total deposits were up $91.3 million or 1.3%, Federal funds purchased and securities sold under agreement to repurchase were up $86.1 million or 90.1%, and total borrowings were down $18.1 million or 3.2% from December 31, 2025.
Securities
The Company’s securities portfolio was $1.7 billion at June 30, 2026 and December 31, 2025, representing 19.4% of total assets at June 30, 2026, compared to 19.6% of total assets at year end 2025. The following tables detail the composition of the securities portfolio:

Available-for-Sale Debt Securities	June 30, 2026		December 31, 2025
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$45,665	$43,727	$55,492	$53,780
Obligations of U.S. Government sponsored entities	348,968	339,131	354,128	348,403
Obligations of U.S. states and political subdivisions	80,649	75,454	81,517	76,310
Mortgage-backed securities - residential, issued by
U.S. Government agencies	301,450	296,819	315,001	313,496
U.S. Government sponsored entities	640,657	635,489	582,741	587,632
U.S. corporate debt securities	2,500	2,441	2,500	2,447
Total available-for-sale debt securities	$1,419,889	$1,393,061	$1,391,379	$1,382,068

Held-to-Maturity Debt Securities	June 30, 2026		December 31, 2025
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$85,718	$78,115	$85,831	$78,794
Obligations of U.S. Government sponsored entities	226,844	203,380	226,697	205,066
Total held-to-maturity debt securities	$312,562	$281,495	$312,528	$283,860
As of June 30, 2026, the available-for-sale debt securities portfolio had net unrealized losses, which reflects the amount that the amortized cost exceeds fair value, of $26.8 million compared to net unrealized losses of $9.3 million at December 31, 2025. The increase in unrealized losses related to the available-for-sale debt securities portfolio reflects interest rate volatility in the market, the volume and rates associated with securities purchases, and maturities in 2026. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.
The Company did not recognize any net credit impairment charge to earnings on investment securities in the second quarter or year-to-date period ending June 30, 2026.
Loans and Leases
Loans and leases as of the end of the second quarter and prior year-end were as follows:

(In thousands)	06/30/2026	12/31/2025
Commercial and industrial
Agriculture	$117,956	$114,475
Commercial and industrial other	1,073,179	986,173
Subtotal commercial and industrial	1,191,135	1,100,648
Commercial real estate
Construction	465,776	448,901
Agriculture	240,974	234,292
Commercial real estate other	3,002,459	2,978,842
Subtotal commercial real estate	3,709,209	3,662,035
Residential real estate
Home equity	243,648	227,654
Mortgages	1,363,611	1,363,532
Subtotal residential real estate	1,607,259	1,591,186
Consumer and other
Indirect	42	68
Consumer and other	84,316	86,399
Subtotal consumer and other	84,358	86,467
Leases	8,903	10,413
Total loans and leases	6,600,864	6,450,749
Less: unearned income and deferred costs and fees	(3,686)	(4,504)
Total loans and leases, net of unearned income and deferred costs and fees	$6,597,178	$6,446,245
The below table shows a more detailed break-out of commercial real estate ("CRE") loans as of June 30, 2026 and December 31, 2025:

	06/30/2026		12/31/2025
(In thousands)	Balance	% CRE	Balance	% CRE
Construction	$465,776	12.56%	$448,901	12.26%
Multi-family/Single family real estate	793,897	21.39%	774,338	21.15%
Agriculture	240,974	6.50%	234,292	6.40%
Retail[1]	493,240	13.30%	508,523	13.89%
Hotels/motels	181,223	4.89%	181,026	4.94%
Office space[2]	238,950	6.44%	243,874	6.66%
Industrial[3]	258,437	6.97%	253,959	6.93%
Mixed Use	371,452	10.01%	362,900	9.91%
Medical[4]	143,085	3.86%	150,499	4.11%
Other	522,175	14.08%	503,723	13.75%
Total	$3,709,209	100.00%	$3,662,035	100.00%
1Retail included 1.98% and 2.10%, respectively, of owner occupied real estate at June 30, 2026 and December 31, 2025.
2Office space included 1.64% and 1.65%, respectively, of owner occupied real estate at June 30, 2026 and December 31, 2025.
3Industrial included 2.87% and 2.79%, respectively, of owner occupied real estate at June 30, 2026 and December 31, 2025.
4Medical included 1.47% and 1.71%, respectively, of owner occupied real estate at June 30, 2026 and December 31, 2025.

Total loans and leases of $6.6 billion at June 30, 2026 were up $150.9 million, or 2.3%, from December 31, 2025, mainly in the commercial real estate and commercial and industrial loan portfolios. As of June 30, 2026, total loans and leases represented 75.0% of total assets compared to 74.4% of total assets at December 31, 2025.
Residential real estate loans, including home equity loans, were $1.6 billion at June 30, 2026, up $16.1 million or 1.0% compared to December 31, 2025, and comprised 24.4% of total loans and leases at June 30, 2026. The Company may sell residential real estate loans in the secondary market based on interest rate considerations. The Company's Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations. These residential real estate loans are generally sold to Federal Home Loan Mortgage Corporation ("FHLMC") without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loans also are subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these representations and warranties.
During the first six months of 2026 and 2025, the Company sold residential loans totaling $43.2 million and $34.6 million, respectively, recognizing gains of $1.5 million and $1.0 million, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $1.9 million at June 30, 2026, and $1.7 million at December 31, 2025.
Commercial real estate loans and commercial and industrial loans totaled $3.7 billion and $1.2 billion, respectively, and represented 56.2% and 18.1%, respectively, of total loans and leases as of June 30, 2026. The commercial real estate portfolio was up $47.2 million, or 1.3%, compared to December 31, 2025, while commercial and industrial loans were up $90.5 million, or 8.2%, compared to December 31, 2025.
As of June 30, 2026, agriculturally-related loans totaled $358.9 million, or 5.4%, of total loans and leases, compared to $348.8 million, or 5.4%, of total loans and leases at December 31, 2025. Agriculturally-related loans include loans to dairy farms and crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.
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
The Allowance for Credit Losses
The below table represents the allowance for credit losses as of June 30, 2026, December 31, 2025, and June 30, 2025. The table provides, as of the dates indicated, an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any other category.

(In thousands)	06/30/2026	12/31/2025	06/30/2025
Allowance for credit losses
Commercial and industrial	$11,432	$10,234	$9,160
Commercial real estate	35,835	35,255	35,765
Residential real estate	10,050	10,893	12,065
Consumer and other	1,105	1,230	1,509
Finance leases	57	59	56
Total	$58,479	$57,671	$58,555
Allowance for credit losses as a percentage of total loans and leases	0.89%	0.89%	0.95%
Allowance/nonperforming loans and leases	111.29%	120.30%	111.55%

Activity in the Company’s allowance for credit losses during the first six months of 2026 and 2025 is illustrated in the table below:

Analysis of the Allowance for Credit Losses
(In thousands)	6/30/2026	06/30/2025
Average loans outstanding during period	$6,480,319	$6,077,749
Allowance at beginning of year, prior to adoption of ASU 2016-13	57,671	56,496
Balance of allowance at beginning of year	57,671	56,496
LOANS CHARGED-OFF:
Commercial and industrial	1,126	198
Commercial real estate	0	4,882
Residential real estate	932	0
Consumer and other	840	1,297
Total loans charged-off	$2,898	$6,377
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	119	51
Commercial real estate	6	4
Residential real estate	139	35
Consumer and other	268	300
Total loans recovered	$532	$390
Net loans charged-off (recovered)	2,366	5,987
Provision for credit losses related to loans	3,174	8,046
Balance of allowance at end of period	$58,479	$58,555
Annualized net charge-offs on loans to average total loans and leases during the period	0.07%	0.20%
As of June 30, 2026, the allowance for credit losses was $58.5 million, up $808,000 or 1.4% compared to December 31, 2025, and in line with the allowance at June 30, 2025. The allowance for credit losses as a percentage of total loans measured 0.89% at June 30, 2026, unchanged from December 31, 2025, and down from the 0.95% reported at June 30, 2025. The decrease in the allowance for credit losses coverage ratio compared to June 30, 2025 was mainly due to the improved economic forecasts for unemployment and gross domestic product.
The ratio of the allowance to nonperforming loans and leases was 111.29% at June 30, 2026, compared to 120.30% at December 31, 2025, and 111.55% at June 30, 2025. The decrease in the ratio compared to year-end 2025 was due to an increase in nonperforming loans and leases. At June 30, 2026 nonperforming loans and leases were $4.6 million or 9.6% higher than at December 31, 2025. The Company’s nonperforming loans and leases are mostly comprised of collateral-dependent loans with limited exposure or loans that require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.
The provision expense for credit losses for loans is based upon the Company's quarterly evaluation of the appropriateness of the allowance for credit losses. The provision for credit losses for loans for the second quarter of 2026 was $2.0 million compared to $2.8 million for the second quarter of 2025. For the six month period ended June 30, 2026, the provision for credit losses for loans was $3.2 million compared to $8.0 million for the same period in 2025. Net charge-offs for the three and six months ended June 30, 2026 were $1.6 million and $2.4 million, respectively, compared to $5.3 million and $6.0 million, respectively, for the same periods in 2025. The year-over-year decrease in net charge-offs was mainly due to a partial charge-off of $4.7 million during the second quarter of 2025 related to one commercial real estate relationship totaling $18.1 million.
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
For the three months ended June 30, 2026, the provision for credit losses for off-balance sheet credit exposures was a credit of $460,000 compared to a credit of $6,000 for the same period in 2025. For the six month period ended June 30, 2026, the provision for credit losses for off-balance sheet credit exposures was a credit of $170,000 compared to $21,000 expense for the same period in 2025. The decrease for both periods in 2026 over 2025 was mainly attributable to a lighter commercial loan pipeline.

Analysis of Past Due and Nonperforming Loans
(In thousands)	6/30/2026	12/31/2025	6/30/2025
Loans 90 days past due and accruing
Residential real estate	$1	$1	$1
Consumer and other	121	145	165
Total loans 90 days past due and accruing	$122	$146	$166
Nonaccrual loans
Commercial and industrial	$10,416	$8,305	$2,570
Commercial real estate	23,948	22,864	32,680
Residential real estate	18,007	16,555	16,949
Consumer and other	55	70	126
Total nonaccrual loans	$52,426	$47,794	$52,325
Total nonperforming loans and leases	$52,548	$47,940	$52,491
Other real estate owned	384	229	81
Total nonperforming assets	$52,932	$48,169	$52,572
Total nonperforming loans and leases as percentage of total loans and leases	0.80%	0.74%	0.85%
Total nonperforming assets as percentage of total assets	0.60%	0.56%	0.63%
Asset quality measures at June 30, 2026 were mixed compared to December 31, 2025, and generally favorable compared to June 30, 2025. The above table shows nonperforming loans and leases and total nonperforming assets at June 30, 2026 up from year-end 2025, and in line with June 30, 2025.
Nonperforming assets include loans past due 90 days and accruing, nonaccrual loans, and foreclosed real estate/other real estate owned. Total nonperforming assets of $52.9 million at June 30, 2026 were up $4.8 million, or 9.9%, compared to December 31, 2025, and $360,000, or 0.7%, compared to June 30, 2025. Nonperforming assets represented 0.60% of total assets at June 30, 2026, up from 0.56% at December 31, 2025, and down from 0.63% at June 30, 2025. The increase in nonperforming assets from year-end 2025 included one commercial relationship totaling $2.0 million and one commercial real estate relationship totaling $2.2 million. Our peer group's average ratio of nonperforming assets to total assets was 0.62% at March 31, 2026.
Loan internally-classified Special Mention or Substandard totaled $140.0 million at June 30, 2026, compared to $134.5 million reported at December 31, 2025, and $96.8 million at June 30, 2025.
Loans past due 30-89 days totaled $4.7 million or 0.07% of total loans at June 30, 2026, down from $8.8 million or 0.14% of total loans at year-end 2025 and down from $5.9 million or 0.09% of total loans at June 30, 2025.
Deposits and Other Liabilities
Total deposits of $7.0 billion at June 30, 2026 were up $91.4 million, or 1.3%, compared to December 31, 2025, and were up $313.3 million, or 4.7%, compared to June 30, 2025. The increase from year-end 2025 was primarily in checking, money market and savings accounts, which were up $50.8 million, or 1.4%, and non-interest bearing deposits, which were up $33.4 million, or 1.8%. The increase in deposits over year-end 2025 was mainly due to the seasonal inflow of municipal deposits in the first quarter of 2026. Brokered time deposits were up $54.6 million or 54.1% from year-end 2025.
The Company is a participant in the IntraFi Network's IntraFi Cash Service (ICS) and Certificate of Deposit Account Registry Service (CDARS) programs. The Company uses these deposit sweep services to place customer funds from interest-bearing demand accounts, money market accounts, and/or time deposits to be placed with other participating network banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating network banks equal to the amount of our customer funds placed in the IntraFi Network. In addition to the reciprocal funding programs, the Company may utilize both the ICS and CDARS programs to obtain wholesale funding through One-Way Buy transactions. Funds obtained using One-Way Buy transactions are classified as brokered deposits. At June 30, 2026 the Company held $1.0 million in CDARS One-Way Buy funds.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits, and reciprocal deposit relationships with municipalities. Core deposits of $5.5 billion at June 30, 2026 decreased by $42.9 million, or 0.8%, from year-end 2025, but increased by $104.9 million, or 2.0% from June 30, 2025. Core deposits represented 77.9% of total deposits at June 30, 2026, compared to 79.5% of total deposits at December 31, 2025 and 80.0% at June 30, 2025.
The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $33.0 million at June 30, 2026, and $45.6 million at December 31, 2025. Management generally views retail repurchase agreements as an alternative to large time deposits.
The Company has established several unsecured Federal funds purchased lines through various correspondent bank relationships, totaling $149.0 million. Federal funds purchased from correspondent banks totaled $148.7 million as of June 30, 2026 compared to $50.0 million at December 31, 2025.
The Company’s other borrowings totaled $546.4 million at June 30, 2026, down $18.1 million, or 3.2%, from $564.4 million at December 31, 2025. Other borrowings at June 30, 2026 consisted of $235.8 million in FHLB overnight advances and $310.6 million of FHLB term advances, compared to $395.0 million FHLB overnight advances and $169.4 million of FHLB term advances at year end 2025. Of the $310.6 million in FHLB term advances at June 30, 2026, $235.6 million was due to mature in less than one year and $75.0 million was due to mature in over one year.
Capital
Total equity was $959.9 million at June 30, 2026, an increase of $21.6 million, or 2.3%, from December 31, 2025. The increase was driven by net income of $60.4 million for the six months ended June 30, 2026, partially offset by dividends of $19.3 million and a $13.0 million decrease in accumulated other comprehensive income due primarily to the change in the fair value of securities available for sale.
The Company and its subsidiary bank are subject to various regulatory capital requirements administered by Federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s business, results of operation and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of the Company and its subsidiary banks are also subject to qualitative judgments by regulators concerning components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of common equity Tier 1 capital, Total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of June 30, 2026, the Company and its subsidiary bank met all capital adequacy requirements to which they are subject.
The following table provides a summary of the Company’s capital ratios as of June 30, 2026:

Regulatory Capital Analysis
June 30, 2026	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$978,964	14.88%	$657,667	10.00%
Tier 1 Capital (to risk weighted assets)	919,222	13.98%	526,134	8.00%
Tier 1 Common Equity (to risk weighted assets)	919,222	13.98%	427,484	6.50%
Tier 1 Capital (to average assets)	919,222	10.69%	430,057	5.00%
As of June 30, 2026, the Company’s capital ratios exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required for an institution to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.
Total capital as a percent of risk weighted assets increased to 14.9% at June 30, 2026, compared with 14.6% at December 31, 2025. Tier 1 capital as a percent of risk weighted assets increased to 14.0% at June 30, 2026 compared to 13.6% at December

31, 2025. Tier 1 capital as a percent of average assets was 10.7% at June 30, 2026, up from 10.6% as of December 31, 2025. Common equity Tier 1 capital was 14.0% at June 30, 2026, up from 13.6% at December 31, 2025.
As of June 30, 2026, the capital ratios for the Company’s subsidiary bank also exceeded the minimum required capital ratios for well capitalized institutions, plus the fully phased-in capital conservation buffer.
Liquidity
The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy anticipated demand for credit, deposit withdrawals, and business investment opportunities. The Company’s large, stable core deposit base and strong capital position are the foundation for the Company’s liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. The Company’s Asset/Liability Management Committee monitors asset and liability positions of the Company’s subsidiary bank individually and on a combined basis. The Committee reviews periodic reports on liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company’s strong reputation in the communities it serves, along with its strong financial condition, provides access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company’s liquidity that are reasonably likely to occur. Management measures liquidity, including the level of cash, unencumbered securities, and the availability of dependable borrowing sources. The Board has set a policy limit stating that reliable sources of liquidity should remain in excess of 6% of total assets. The ratio was 15.2% at June 30, 2026, and 16.2% at December 31, 2025. In addition, the Company maintains access to the Federal Reserve Bank borrowing facility, which improved the reliable sources of liquidity ratio by an additional 4.1% at June 30, 2026, and 2.9% at December 31, 2025, to 19.4% and 19.1%, respectively. The Company also maintains board policy limits requiring that on-balance sheet liquidity, which includes liquid assets including cash, overnight funds sold, short-term investments, fair value of encumbered investment securities, and the guaranteed portion of government and agency loans, remain above 3% of total assets. As of the end of the second quarter of 2026, this ratio was 9.7% compared to 11.1% at year-end 2025.
Core deposits, discussed above under "Deposits and Other Liabilities", are a primary and low-cost funding source obtained primarily through the Bank's branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, municipal money market deposits, reciprocal deposits, bank borrowings, Federal funds purchased and securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $2.3 billion at June 30, 2026 increased $202.3 million, or 9.7%, as compared to December 31, 2025. Non-core funding sources, as a percentage of total liabilities, were 29.1% at June 30, 2026, compared to 26.9% at December 31, 2025. The increase from year-end 2025 was mainly in municipal money market deposits, Federal funds purchased and brokered deposits.
Non-core funding sources may require securities to be pledged against the underlying liability. Securities held with a carrying value of $1.1 billion at June 30, 2026 and $887.5 million at December 31, 2025, were either pledged or sold under agreements to repurchase. Pledged securities represented 63.9% of total securities at June 30, 2026, compared to 52.1% of total securities at December 31, 2025.
Cash and cash equivalents totaled $147.8 million as of June 30, 2026 which increased from $132.8 million at December 31, 2025. Short-term investments, consisting of securities due in one year or less, decreased from $74.1 million at December 31, 2025, to $54.4 million at June 30, 2026.
Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $932.3 million at June 30, 2026 compared with $901.1 million at December 31, 2025. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.7 billion at June 30, 2026, in line with December 31, 2025. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.
The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered deposits, and FHLB advances. Through its subsidiary bank, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. As a member of the FHLB, the Company can use certain unencumbered mortgage-related assets and securities to secure borrowings from the FHLB. At June 30, 2026, the established borrowing capacity with the FHLB was $1.2 billion, or 13.9% of total assets, with available unencumbered mortgage-related assets of $491.2 million. Additional assets may also qualify as collateral for FHLB advances, upon approval of the FHLB. Additionally, through various programs at the Federal Reserve Bank, the Company has the ability to use certain unencumbered loans and securities to secure borrowings from the

Federal Reserve Bank's Discount Window. At June 30, 2026 the Company's available borrowing capacity with the Federal Reserve Bank was $361.4 million, all of which was secured by loans. In addition to the available borrowing lines at the FHLB and Federal Reserve Bank, as of June 30, 2026, the Company maintained $595.8 million of unencumbered securities which could be pledged to further enhance secured borrowing capacity.
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

Reconciliation of Tangible Book Value Per Share (non-GAAP) to Common Equity Book Value Per Share (GAAP)
	Quarter-Ended	Year-ended
(In thousands, except share and per share data)	06/30/2026	12/31/2025
Total common equity (GAAP)	$959,932	$938,377
Less: Goodwill and intangibles	72,766	72,766
Tangible common equity (Non-GAAP)	887,166	865,611
Ending shares outstanding	14,382,196	14,420,495
Common equity book value per share (GAAP)	$66.74	$65.07
Tangible book value per share (Non-GAAP)	$61.68	$60.03
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest rate risk is the primary market risk category associated with the Company's operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. The Company manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time. The simulation models are used to estimate the potential effect of interest rate shifts on net interest income for future periods. Each quarter the Company's Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within Board-approved levels. The Committee also considers strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. The Company uses derivatives to manage various risks and to accommodate the business requirements of its customers. Additional information on derivatives is available in "Note 11 - Derivatives and Hedging Activities" in the Notes to Unaudited Consolidated Financial Statements in Part I, "Financial Statements" of this Report on Form 10-Q.
The Company's Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point parallel change in rates over a one-year time frame. Based upon the most recent simulation analysis performed as of May 31, 2026, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 1.8%, while a 200 basis point parallel decline in interest rates over a one-year period would result in a one year increase in net interest income of 1.2% from the base case. This simulation assumes no balance sheet growth, no changes in balance sheet mix, deposit rates move in a manner that reflects the historical relationship between deposit rate movement and changes in Federal funds rate, and no management action to address balance sheet mismatches.
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
In addition to the simulation analysis, management assesses the Company's exposure to changes in interest rates using an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2026. The Company’s one-year net interest rate gap was a positive $25.3 million, or 0.29% of total assets at June 30, 2026, compared with a negative $106.9 million, or 1.23% of total assets at December 31, 2025. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis demonstrates that the timing of repricing of the Company’s interest earning assets and interest-bearing liabilities over the next 12 months is relatively similar, suggesting net interest income contains minimal risk of decline in either a rising or falling rate environment over the next 12 months. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - June 30, 2026			Repricing Interval
(In thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months
Interest-earning assets[1]	$8,438,534	$2,170,448	$403,113	$697,524	$3,271,085
Interest-bearing liabilities	5,826,849	2,469,374	398,059	378,381	3,245,814
Net gap position		$(298,926)	$5,054	$319,143	$25,271
Net gap position as a percentage of total assets		(3.40)%	0.06%	3.63%	0.29%
 1 Balances of available securities are shown at amortized cost
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2026.
Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company's disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of June 30, 2026, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.
Item 1A. Risk Factors
There have been no material changes in the risk factors previously disclosed under Item 1A. in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
April 1, 2026 through April 30, 2026	9,136	$80.85	6,875	347,055
May 1, 2026 through May 31, 2026	9,492	83.26	4,912	342,143
June 1, 2026 through June 30, 2026	0	0.00	0	342,143
Total	18,628	$82.08	11,787	342,143
Included in the table above are 1,674 shares purchased in April 2026, at an average cost of $80.09, and 508 shares purchased in May 2026, at an average cost of $81.75, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries (the "Director Retainer Plan"), which were part of the director deferred compensation under that plan. In addition, the table includes 587 and 4,072 shares delivered to the Company at an average price of $80.37 and $84.18 in April and May 2026, respectively, to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the Company's 2019 Equity Incentive Plan.
On July 24, 2025, the Company’s Board of Directors authorized a share repurchase plan (the “2025 Repurchase Plan”) under which the Company may repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2025 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The Company has no obligation to repurchase any shares and may discontinue repurchases at any time. As of June 30, 2026, 57,857 shares had been repurchased under the 2025 Repurchase Plan at an average price of $76.57.
Recent Sales of Unregistered Securities
On April 6, 2026, we issued an aggregate of 643 shares of our common stock to non-employee members of our Board of Directors who elected to receive all or a portion of their quarterly director retainer fees in Company stock pursuant to the Director Retainer Plan. These shares were valued at $80.09 per share, which was based on the price at which shares of common stock were purchased on the open market for directors who elected to receive deferred stock under the Retainer Plan. The aggregate value of the issued shares was $51,497.87. The shares were issued to our non-employee directors in private transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
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
** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of June 30, 2026 and December 31, 2025; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; (v) Consolidated Statements of Changes in Shareholders' Equity for the three and six months ended June 30, 2026 and 2025; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: July 31, 2026
TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew D. Tomazin
Matthew D. Tomazin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)