Form 10-Q
period 2026-09-30
TOMPKINS FINANCIAL CORP
filed 2026-10-30
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 14,350,449 shares as of October 28, 2026.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

Glossary of Abbreviations and Acronyms
The acronyms and abbreviations identified below are used throughout this report, including the Notes to Unaudited Consolidated Financial Statements. You may find it helpful to refer to this page as you read this report. All references in the glossary to laws are to those laws as amended from time to time.

Term	Definition
ACL	Allowance for credit losses
AFS	Available for sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
CECL	Current Expected Credit Losses
CRE	Commercial real estate
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ECL	Expected credit losses
ESOP	Employee Stock Ownership Plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLBNY	Federal Home Loan Bank of New York
FHLMC	Federal Home Loan Mortgage Corporation
FRB	Federal Reserve Board
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to maturity
NYSDFS	New York State Department of Financial Services
OREO	Other real estate owned
PCA	Prompt corrective action
PCD	Purchased with credit deterioration
PCI	Purchased credit impaired
ROU	Right-of-use
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SBIC	Small business investment companies
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
SERP	Supplemental employee retirement plan
TDR	Troubled debt restructuring
Tompkins Annual Report	Tompkins Annual Report on Form 10-K for the year ended December 31, 2025
TIA	Tompkins Insurance Agencies, Inc.
Tompkins or the Company	Tompkins Financial Corporation

Item 1. Financial Statements
TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)(unaudited)	As of	As of
ASSETS	9/30/2026	12/31/2025
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$81,779	$50,717
Interest bearing balances due from banks	160,372	82,100
Cash and Cash Equivalents	242,151	132,817

Available-for-sale debt securities, at fair value (amortized cost of $1,419,705 at September 30, 2026 and $1,391,379 at December 31, 2025)	1,337,945	1,382,068
Held-to-maturity debt securities, at amortized cost (fair value of $274,121 at September 30, 2026 and $283,860 December 31, 2025)	312,581	312,528
Equity securities, at fair value	749	800
Loans held for sale	0	43,440
Total loans and leases, net of unearned income and deferred costs and fees	6,724,973	6,446,245
Less: Allowance for credit losses	60,455	57,671
Net Loans and Leases	6,664,518	6,388,574

Federal Home Loan Bank and other stock	26,508	32,307
Bank premises and equipment, net	70,213	72,418
Corporate owned life insurance	79,559	77,843
Goodwill	72,736	72,736
Accrued interest and other assets	171,557	152,737
Total Assets	8,978,517	8,668,268
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	4,182,542	3,742,402
Time	1,252,938	1,298,393
Noninterest bearing	1,973,556	1,896,967
Total Deposits	7,409,036	6,937,762

Federal funds purchased and securities sold under agreements to repurchase	133,854	95,569
Other borrowings	406,712	564,446
Other liabilities	92,535	132,114
Total Liabilities	8,042,137	7,729,891
EQUITY
Shareholders' equity:
Common Stock - par value $0.10 per share: Authorized 25,000,000 shares; Issued: 14,391,116 at September 30, 2026; and 14,449,845 at December 31, 2025	1,440	1,446
Additional paid-in capital	295,991	299,206
Retained earnings	716,829	662,161
Accumulated other comprehensive loss	(73,187)	(19,054)
Treasury stock, at cost – 91,740 shares at September 30, 2026, and 104,492 shares at December 31, 2025	(4,693)	(5,382)
Total Equity	936,380	938,377
Total Liabilities and Equity	$8,978,517	$8,668,268
 See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(In thousands, except per share data) (Unaudited)	9/30/2026	9/30/2025	9/30/2026	9/30/2025
INTEREST AND DIVIDEND INCOME
Loans	$93,706	$86,309	$270,916	$247,232
Due from banks	142	187	501	549
Available-for-sale debt securities	14,201	9,738	41,799	27,778
Held-to-maturity debt securities	1,225	1,224	3,665	3,661
Federal Home Loan Bank and other stock	535	598	1,538	1,944
Total Interest and Dividend Income	109,809	98,056	318,419	281,164
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	4,006	4,063	12,676	12,710
Other deposits	23,690	24,210	67,559	69,692
Federal funds purchased and securities sold under agreements to repurchase	43	23	120	125
Other borrowings	4,769	5,882	14,919	17,967
Total Interest Expense	32,508	34,178	95,274	100,494
Net Interest Income	77,301	63,878	223,145	180,670
Less: Provision for credit loss expense	3,012	2,490	6,016	10,557
Net Interest Income After Provision for Credit Loss Expense	74,289	61,388	217,129	170,113
NONINTEREST INCOME
Insurance commissions and fees	0	11,282	0	32,490
Wealth management fees	5,316	4,979	15,811	15,062
Service charges on deposit accounts	2,008	1,844	5,619	5,439
Card services income	2,965	2,891	8,903	8,667
Other income	2,305	2,557	7,238	9,424
Net (loss) gain on securities transactions	(42)	11	(51)	26
Total Noninterest Income	12,552	23,564	37,520	71,108
NONINTEREST EXPENSE
Salaries and wages	23,731	27,581	68,634	78,926
Other employee benefits	6,121	6,073	18,803	20,335
Net occupancy expense of premises	2,943	3,173	9,694	9,851
Furniture and fixture expense	2,006	1,825	6,058	5,681
Other operating expense	14,285	15,195	40,689	41,284
Total Noninterest Expenses	49,086	53,847	143,878	156,077
Income Before Income Tax Expense	37,755	31,105	110,771	85,144
Income Tax Expense	9,101	7,432	26,739	20,321
Net Income	$28,654	$23,673	$84,032	$64,823
Basic Earnings Per Share	$2.01	$1.66	$5.90	$4.55
Diluted Earnings Per Share	$2.00	$1.65	$5.86	$4.52

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	9/30/2026	9/30/2025
Net income	$28,654	$23,673
Other comprehensive (loss) income, net of tax:
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	(41,199)	11,235
Employee benefit plans:
Amortization of net retirement plan actuarial loss	31	71
Amortization of net retirement plan prior service cost	37	36
Other comprehensive (loss) income	(41,131)	11,342
Total comprehensive (loss) income	$(12,477)	$35,015

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2026	9/30/2025
Net Income	$84,032	$64,823
Other comprehensive income, net of tax:
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	(54,337)	34,396
Employee benefit plans:
Amortization of net retirement plan actuarial loss	94	213
Amortization of net retirement plan prior service cost	110	110
Other comprehensive (loss) income	(54,133)	34,719
Total comprehensive income	$29,899	$99,542

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2026	9/30/2025
OPERATING ACTIVITIES
Net income	$84,032	$64,823
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for credit loss expense	6,016	10,557
Depreciation and amortization of premises, equipment, and software	6,944	6,241
Amortization of intangible assets	0	265
Earnings from corporate owned life insurance	(1,714)	(1,902)
Net amortization on securities	(9,005)	(2,020)
Amortization/accretion related to purchase accounting	(185)	(189)
(Decrease) increase in current year tax liability	(37,349)	166
Net loss (gain) on securities transactions	51	(26)
Net gain on sale of loans originated for sale	(1,931)	(1,634)
Proceeds from sale of loans originated for sale	78,780	64,982
Increase in loans originated for sale	(72,388)	(62,561)
Decrease in loans held for sale	43,440	0
Net (loss) gain on sale of bank premises and equipment	(66)	2
Stock-based compensation expense	2,759	2,965
Increase in accrued interest receivable	(2,294)	(1,117)
Increase in accrued interest payable	936	393
Other, net	(1,815)	(4,872)
Net Cash Provided by Operating Activities	96,211	76,073
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	146,275	185,264
Purchases of available-for-sale debt securities	(165,648)	(196,952)
Net increase in loans	(286,013)	(288,443)
Proceeds from sale/redemptions of Federal Home Loan Bank stock	104,325	101,315
Purchases of Federal Home Loan Bank and other stock	(98,526)	(86,143)
Proceeds from sale of bank premises and equipment	99	47
Purchases of bank premises, equipment and software	(5,359)	(3,022)
Purchase of corporate owned life insurance	(2)	0
Proceeds from redemption of corporate owned life insurance	0	1,022
Proceeds from sale of other real estate owned	0	16,664
Net Cash (Used in) Provided by Investing Activities	(304,849)	(270,248)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	516,729	407,589
Net (decrease) increase in time deposits	(45,276)	173,860
Net increase in Federal funds purchased and securities sold under agreements to repurchase	38,285	43,768
Increase in other borrowings	206,112	243,946
Repayment of other borrowings	(363,846)	(589,327)
Cash dividends	(29,117)	(26,523)
Treasury stock issued	130	89
Repurchase of common stock	(4,548)	0
Net shares issued related to restricted stock awards	(428)	(121)
Net proceeds from exercise of stock options	(69)	(12)
Net Cash Provided by (Used in) Financing Activities	317,972	253,269
Net Increase in Cash and Cash Equivalents	109,334	59,094
Cash and cash equivalents, beginning of the period	132,817	134,398
Total Cash and Cash Equivalents at End of Period	$242,151	$193,492
See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2026	9/30/2025
Supplemental Information:
Cash paid during the year for - Interest	$94,517	$100,285
Cash paid during the year for - Taxes	63,921	19,974
Transfer of loans to other real estate owned	154	397
Transfer of loans to other assets	0	12,674
Right-of-use assets obtained in exchange for new lease liabilities	607	1,916

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data) (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balances at July 1, 2025	$1,447	$300,001	$560,385	$(95,115)	$(4,925)	$761,793
Net income			23,673			23,673
Other comprehensive income				11,342		11,342
Total Comprehensive Income						35,015
Cash dividends ($0.62 per share)			(8,946)			(8,946)
Net exercise of stock options (239 shares)		(9)				(9)
Treasury stock activity (590 shares)		31			7	38
Stock-based compensation expense		913				913
Directors deferred compensation plan (3,766 shares)		248			(247)	1
Restricted stock activity (514 shares)						0
Balances at September 30, 2025	$1,447	$301,184	$575,112	$(83,773)	$(5,165)	$788,805

Balances at July 1, 2026	$1,442	$296,831	$698,243	$(32,056)	$(4,528)	$959,932
Net income			28,654			28,654
Other comprehensive loss				(41,131)		(41,131)
Total Comprehensive Loss						(12,477)
Cash dividends ($0.70 per share)			(10,068)			(10,068)
Net exercise of stock options (718 shares)		(60)				(60)
Common stock repurchased and returned to unissued status (18,118 shares)	(1)	(1,767)				(1,768)
Treasury stock activity (538 shares)		45			7	52
Stock-based compensation expense		792				792
Directors deferred compensation plan ((1,757) shares)		172			(172)	0
Restricted stock activity (1,673 shares)	(1)	(22)				(23)
Balances at September 30, 2026	$1,440	$295,991	$716,829	$(73,187)	$(4,693)	$936,380

(In thousands except share and per share data)(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balances at January 1, 2025	$1,447	$300,073	$537,157	$(118,492)	$(6,741)	$713,444
Net income			64,823			64,823
Other comprehensive income				34,719		34,719
Total Comprehensive Income						99,542
Cash dividends ($1.86 per share)			(26,868)			(26,868)
Net exercise of stock options (316 shares)		(12)				(12)
Treasury stock issued (1,720 shares)		89			22	111
Stock-based compensation expense		2,708				2,708
Directors deferred compensation plan ((28,112) shares)		(1,553)			1,554	1
Restricted stock activity (7,099 shares)		(121)				(121)
Balances at September 30, 2025	$1,447	$301,184	$575,112	$(83,773)	$(5,165)	$788,805

Balances at January 1, 2026	$1,446	$299,206	$662,161	$(19,054)	$(5,382)	$938,377
Net income			84,032			84,032
Other comprehensive loss				(54,133)		(54,133)
Total Comprehensive Income						29,899
Cash dividends ($2.04 per share)			(29,364)			(29,364)
Net exercise of stock options (827 shares)		(69)				(69)
Common stock repurchased and returned to unissued status (53,636 shares)	(5)	(4,543)				(4,548)
Treasury stock issued (1,895 shares)		130			24	154
Stock-based compensation expense		2,359				2,359
Directors deferred compensation plan ((10,857) shares)		(665)			665	0
Restricted stock activity (5,920 shares)	(1)	(427)				(428)
Balances at September 30, 2026	$1,440	$295,991	$716,829	$(73,187)	$(4,693)	$936,380

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, and financial planning and wealth management. At September 30, 2026, the Company had one wholly-owned banking subsidiary, Tompkins Bank & Trust, which changed its name from Tompkins Community Bank effective July 20, 2026. Tompkins Bank & Trust provides a broad selection of trust and wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, and financial and tax planning services. On October 31, 2025, the Company sold all of the issued and outstanding shares of capital stock of its insurance subsidiary, Tompkins Insurance Agencies, Inc. ("TIA"), to Arthur J. Gallagher Risk Management Services, LLC ("Gallagher"). The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol "TMP."
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
3. Securities
Available-for-Sale Debt Securities
The following table summarizes available-for-sale debt securities held by the Company at September 30, 2026 and December 31, 2025:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
U.S. Treasuries	$50,659	$22	$2,587	$48,094
Obligations of U.S. Government sponsored entities	355,556	0	21,332	334,224
Obligations of U.S. states and political subdivisions	80,155	0	9,261	70,894
Mortgage-backed securities – residential, issued by
U.S. Government agencies	293,429	0	14,697	278,732
U.S. Government sponsored entities	637,406	961	34,817	603,550
U.S. corporate debt securities	2,500	0	49	2,451
Total available-for-sale debt securities	$1,419,705	$983	$82,743	$1,337,945
December 31, 2025
U.S. Treasuries	$55,492	$213	$1,925	$53,780
Obligations of U.S. Government sponsored entities	354,128	5,928	11,653	348,403
Obligations of U.S. states and political subdivisions	81,517	7	5,214	76,310
Mortgage-backed securities – residential, issued by
U.S. Government agencies	315,001	852	2,357	313,496
U.S. Government sponsored entities	582,741	6,712	1,821	587,632
U.S. corporate debt securities	2,500	0	53	2,447
Total available-for-sale debt securities	$1,391,379	$13,712	$23,023	$1,382,068

Held-to-Maturity Debt Securities
The following table summarizes held-to-maturity debt securities held by the Company at September 30, 2026 and December 31, 2025:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
U.S. Treasuries	$85,664	$0	$9,121	$76,543
Obligations of U.S. Government sponsored entities	226,917	0	29,339	197,578
Total held-to-maturity debt securities	$312,581	$0	$38,460	$274,121
December 31, 2025
U.S. Treasuries	$85,831	$0	$7,037	$78,794
Obligations of U.S. Government sponsored entities	226,697	0	21,631	205,066
Total held-to-maturity debt securities	$312,528	$0	$28,668	$283,860
The Company may from time to time sell debt securities from its available-for-sale portfolio. There were no realized gains or losses on sales of available-for-sale debt securities for the three and nine months ended September 30, 2026 and September 30, 2025. The Company's investment portfolio includes callable securities that may be called prior to maturity. There were no realized gains or losses on called available-for-sale or held-to-maturity debt securities for the three and nine months ended September 30, 2026 and September 30, 2025. The Company recognized net losses on equity securities of $42,000 and $51,000 for the three and nine months ended September 30, 2026, respectively, compared to net gains of $10,000 and $25,500 for the three and nine months ended September 30, 2025, respectively, reflecting the change in fair value.
The following table summarizes available-for-sale debt securities that had unrealized losses at September 30, 2026, and December 31, 2025:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2026
U.S. Treasuries	$4,671	$231	$28,542	$2,356	$33,213	$2,587
Obligations of U.S. Government sponsored entities	195,772	6,503	133,494	14,829	329,266	21,332
Obligations of U.S. states and political subdivisions	13,682	621	57,018	8,640	70,700	9,261
Mortgage-backed securities – residential, issued by
U.S. Government agencies	267,981	14,204	10,751	493	278,732	14,697
U.S. Government sponsored entities	540,804	33,578	10,487	1,239	551,291	34,817
U.S. corporate debt securities	0	0	2,451	49	2,451	49
Total available-for-sale debt securities	$1,022,910	$55,137	$242,743	$27,606	$1,265,653	$82,743
December 31, 2025
U.S. Treasuries	$0	$0	$38,936	$1,925	$38,936	$1,925
Obligations of U.S. Government sponsored entities	0	0	141,606	11,653	141,606	11,653
Obligations of U.S. states and political subdivisions	2,530	2	65,279	5,212	67,809	5,214
Mortgage-backed securities – residential, issued by
U.S. Government agencies	179,250	2,129	12,051	228	191,301	2,357
U.S. Government sponsored entities	291,424	1,452	7,990	369	299,414	1,821
U.S. corporate debt securities	0	0	2,447	53	2,447	53
Total available-for-sale debt securities	$473,204	$3,583	$268,309	$19,440	$741,513	$23,023

The following table summarizes held-to-maturity debt securities that had unrealized losses at September 30, 2026 and December 31, 2025:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2026
U.S. Treasuries	$0	$0	$76,543	$9,121	$76,543	$9,121
Obligations of U.S. Government sponsored entities	0	0	197,578	29,339	197,578	29,339
Total held-to-maturity debt securities	$0	$0	$274,121	$38,460	$274,121	$38,460
December 31, 2025
U.S. Treasuries	$0	$0	$78,794	$7,037	$78,794	$7,037
Obligations of U.S. Government sponsored entities	0	0	205,066	21,631	205,066	21,631
Total held-to-maturity debt securities	$0	$0	$283,860	$28,668	$283,860	$28,668
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
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of September 30, 2026, the held-to- maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including the Federal National Mortgage Agency, the Federal Home Loan Bank and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "low-risk," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of September 30, 2026 or December 31, 2025.
The gross unrealized losses reported for residential mortgage-backed securities relate to investment securities issued by U.S. government-sponsored entities such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and U.S. government agencies such as Government National Mortgage Association. The total gross unrealized losses, shown in the tables above, were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit-related quality of the investment securities. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.
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

	September 30, 2026		December 31, 2025
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$36,904	$36,725	$74,224	$74,109
Due after one year through five years	230,718	215,633	238,913	231,336
Due after five years through ten years	219,094	201,359	180,500	175,495
Due after ten years	2,154	1,946	0	0
Total	488,870	455,663	493,637	480,940
Mortgage-backed securities	930,835	882,282	897,742	901,128
Total available-for-sale debt securities	$1,419,705	$1,337,945	$1,391,379	$1,382,068

	September 30, 2026		December 31, 2025
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after one year through five years	$302,628	$265,634	$174,870	$160,547
Due after five years through ten years	9,953	8,487	137,658	123,313
Total held-to-maturity debt securities	$312,581	$274,121	$312,528	$283,860
The Company also holds non-marketable Federal Home Loan Bank of New York ("FHLBNY") stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and ACBB stock totaled $26.4 million and $95,000, respectively, at September 30, 2026. These securities are carried at par, which is also cost. The FHLBNY continues to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of September 30, 2026, we determined that no impairment write-downs were required.

4. Loans and Leases
Loans and leases at September 30, 2026 and December 31, 2025 were as follows:

(In thousands)	9/30/2026	12/31/2025
Commercial and industrial
Agriculture	$122,061	$114,475
Commercial and industrial other	1,109,694	986,173
Subtotal commercial and industrial	1,231,755	1,100,648
Commercial real estate
Construction	380,000	448,901
Agriculture	242,594	234,292
Commercial real estate other	3,157,228	2,978,842
Subtotal commercial real estate	3,779,822	3,662,035
Residential real estate
Home equity	253,759	227,654
Mortgages	1,370,834	1,363,532
Subtotal residential real estate	1,624,593	1,591,186
Consumer and other
Indirect	37	68
Consumer and other	84,016	86,399
Subtotal consumer and other	84,053	86,467
Leases	7,979	10,413
Total loans and leases	6,728,202	6,450,749
Less: unearned income and deferred costs and fees	(3,229)	(4,504)
Total loans and leases, net of unearned income and deferred costs and fees	$6,724,973	$6,446,245
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

The below tables are an age analysis of past due loans, segregated by class of loans and leases, as of September 30, 2026 and December 31, 2025:

(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
September 30, 2026
Commercial and industrial
Agriculture	$100	$0	$39	$139	$121,922	$122,061
Commercial and industrial other	705	1,408	7,166	9,279	1,100,415	1,109,694
Subtotal commercial and industrial	805	1,408	7,205	9,418	1,222,337	1,231,755
Commercial real estate
Construction	0	0	0	0	380,000	380,000
Agriculture	58	0	606	664	241,930	242,594
Commercial real estate other	92	1,442	20,899	22,433	3,134,795	3,157,228
Subtotal commercial real estate	150	1,442	21,505	23,097	3,756,725	3,779,822
Residential real estate
Home equity	655	250	2,768	3,673	250,086	253,759
Mortgages	0	1,471	10,116	11,587	1,359,247	1,370,834
Subtotal residential real estate	655	1,721	12,884	15,260	1,609,333	1,624,593
Consumer and other
Indirect	0	0	0	0	37	37
Consumer and other	429	92	34	555	83,461	84,016
Subtotal consumer and other	429	92	34	555	83,498	84,053
Leases	0	0	0	0	7,979	7,979
Total loans and leases	2,039	4,663	41,628	48,330	6,679,872	6,728,202
Less: unearned income and deferred costs and fees	0	0	0	0	(3,229)	(3,229)
Total loans and leases, net of unearned income and deferred costs and fees	$2,039	$4,663	$41,628	$48,330	$6,676,643	$6,724,973

(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
December 31, 2025
Commercial and industrial
Agriculture	$4	$0	$0	$4	$114,471	$114,475
Commercial and industrial other	1,818	1,543	5,136	8,497	977,676	986,173
Subtotal commercial and industrial	1,822	1,543	5,136	8,501	1,092,147	1,100,648
Commercial real estate
Construction	0	0	17,302	17,302	431,599	448,901
Agriculture	69	0	0	69	234,223	234,292
Commercial real estate other	474	775	4,507	5,756	2,973,086	2,978,842
Subtotal commercial real estate	543	775	21,809	23,127	3,638,908	3,662,035
Residential real estate
Home equity	1,286	107	2,040	3,433	224,221	227,654
Mortgages	0	2,331	8,225	10,556	1,352,976	1,363,532
Subtotal residential real estate	1,286	2,438	10,265	13,989	1,577,197	1,591,186
Consumer and other
Indirect	0	0	0	0	68	68
Consumer and other	295	104	191	590	85,809	86,399
Subtotal consumer and other	295	104	191	590	85,877	86,467
Leases	0	0	0	0	10,413	10,413
Total loans and leases	3,946	4,860	37,401	46,207	6,404,542	6,450,749
Less: unearned income and deferred costs and fees	0	0	0	0	(4,504)	(4,504)
Total loans and leases, net of unearned income and deferred costs and fees	$3,946	$4,860	$37,401	$46,207	$6,400,038	$6,446,245

The following tables present the amortized cost basis of loans and leases on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses. The below tables are an age analysis of nonaccrual loans segregated by class of loans and leases, as of September 30, 2026 and December 31, 2025:

(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
	September 30, 2026			December 31, 2025
Commercial and industrial
Agriculture	$0	$58	$0	$0	$0	$0
Commercial and industrial other	3,360	10,450	277	4,565	8,305	0
Subtotal commercial and industrial	3,360	10,508	277	4,565	8,305	0
Commercial real estate
Construction	0	0	0	0	17,303	0
Agriculture	0	667	0	0	92	0
Commercial real estate other	2,394	23,968	0	1,463	5,469	0
Subtotal commercial real estate	2,394	24,635	0	1,463	22,864	0
Residential real estate
Home equity	42	3,337	0	232	2,624	0
Mortgages	1,428	14,618	1	1,570	13,931	1
Subtotal residential real estate	1,470	17,955	1	1,802	16,555	1
Consumer and other
Consumer and other	0	30	35	0	70	145
Subtotal consumer and other	0	30	35	0	70	145
Total loans and leases	$7,224	$53,128	$313	$7,830	$47,794	$146
The Company did not recognize any interest income on nonaccrual loans during the three and nine months ended September 30, 2026 and 2025.
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
The following tables detail activity in the allowance for credit losses on loans and leases for the three and nine months ended September 30, 2026 and 2025. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Three Months Ended September 30, 2026
Beginning balance	$11,432	$35,835	$10,050	$1,105	$57	$58,479
Charge-offs	(770)	(412)	0	(221)	0	(1,403)
Recoveries	73	0	13	120	0	206
Provision (credit) for credit loss expense	2,287	900	112	(123)	(3)	3,173
Ending Balance	$13,022	$36,323	$10,175	$881	$54	$60,455
Three Months Ended September 30, 2025
Beginning balance	$9,160	$35,765	$12,065	$1,509	$56	$58,555
Charge-offs	(738)	0	0	(595)	0	(1,333)
Recoveries	18	0	55	140	0	213
Provision (credit) for credit loss expense	3,092	360	(1,242)	245	(1)	2,454
Ending Balance	$11,532	$36,125	$10,878	$1,299	$55	$59,889

(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Nine Months Ended September 30, 2026
Beginning balance	$10,234	$35,255	$10,893	$1,230	$59	$57,671
Charge-offs	(1,896)	(412)	(932)	(1,061)	0	(4,301)
Recoveries	192	6	152	388	0	738
Provision (credit) for credit loss expense	4,492	1,474	62	324	(5)	6,347
Ending Balance	$13,022	$36,323	$10,175	$881	$54	$60,455
Nine Months Ended September 30, 2025
Beginning balance	$7,684	$35,837	$11,345	$1,568	$62	$56,496
Charge-offs	(936)	(4,882)	0	(1,892)	0	(7,710)
Recoveries	69	4	90	440	0	603
Provision (credit) for credit loss expense	4,715	5,166	(557)	1,183	(7)	10,500
Ending Balance	$11,532	$36,125	$10,878	$1,299	$55	$59,889
The following tables detail activity in the liabilities for off-balance sheet credit exposures for the three and nine months ended September 30, 2026 and 2025:

(In thousands)	2026	2025
Three Months Ended September 30,
Liabilities for off-balance sheet credit exposures at beginning of period	$1,263	$1,484
Provision (Credit) for credit loss expense related to off-balance sheet credit exposures	(161)	36
Liabilities for off-balance sheet credit exposures at end of period	$1,102	$1,520
Nine Months Ended September 30,
Liabilities for off-balance sheet credit exposures at beginning of period	$1,433	$1,463
Provision (Credit) for credit loss expense related to off-balance sheet credit exposures	(331)	57
Liabilities for off-balance sheet credit exposures at end of period	$1,102	$1,520
The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans, as of September 30, 2026 and December 31, 2025:

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
September 30, 2026
Commercial and Industrial	$928	$7,400	$0	$8,328	$2,782
Commercial Real Estate	21,124	0	0	21,124	880
Total Loans and Leases	$22,052	$7,400	$0	$29,452	$3,662
December 31, 2025
Commercial and Industrial	$482	$4,565	$0	$5,047	$250
Commercial Real Estate	21,052	0	0	21,052	1,178
Total Loans and Leases	$21,534	$4,565	$0	$26,099	$1,428
Loan Modifications to Borrowers Experiencing Financial Difficulty
When the Company modifies loans to borrowers experiencing financial difficulty, the modifications may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

The following tables show the amortized cost basis as of September 30, 2026 and December 31, 2025 of the modified loans to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

(In thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Loans and Leases
September 30, 2026
Commercial and Industrial
Commercial and industrial other	$346	$194	$0	$0	$0	$540	0.05%
Subtotal commercial and industrial	346	194	0	0	0	540	0.04%
Commercial Real Estate
Commercial real estate other	0	463	0	0	373	836	0.03%
Subtotal commercial real estate	0	463	0	0	373	836	0.02%
Residential
Home equity	0	0	0	48	0	48	0.02%
Mortgages	0	0	0	427	793	1,220	0.09%
Subtotal residential	0	0	0	475	793	1,268	0.08%
Consumer
Consumer and other	22	0	0	0	0	22	0.03%
Subtotal consumer	22	0	0	0	0	22	0.03%
Total loans and leases	$368	$657	$0	$475	$1,166	$2,666	0.04%

(In thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Loans and Leases
December 31, 2025
Commercial and Industrial
Commercial and industrial other	$101	$410	$0	$262	$0	$773	0.08%
Subtotal commercial and industrial	101	410	0	262	0	773	0.07%
Commercial Real Estate
Commercial real estate other	0	2,856	0	0	382	3,238	0.11%
Subtotal commercial real estate	0	2,856	0	0	382	3,238	0.09%
Residential
Home equity	0	0	0	50	0	50	0.02%
Mortgages	0	0	0	109	953	1,062	0.08%
Subtotal residential	0	0	0	159	953	1,112	0.07%
Consumer
Consumer and other	23	0	0	0	0	23	0.03%
Subtotal consumer	23	0	0	0	0	23	0.03%
Total loans and leases	$124	$3,266	$0	$421	$1,335	$5,146	0.08%
There were no loan modifications made to borrowers experiencing financial difficulty that defaulted during the three and nine months ended September 30, 2026 and December 31, 2025.

The following tables show the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of September 30, 2026 and December 31, 2025:

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
September 30, 2026
Commercial and Industrial
Commercial and industrial other	$349	$0	$0	$0	$191	$540
Subtotal commercial and industrial	349	0	0	0	191	540
Commercial Real Estate
Commercial real estate other	373	0	0	0	463	836
Subtotal commercial real estate	373	0	0	0	463	836
Residential Real Estate
Home equity	48	0	0	0	0	48
Mortgages	455	0	0	0	765	1,220
Subtotal residential real estate	503	0	0	0	765	1,268
Consumer and Other
Consumer and other	22	0	0	0	0	22
Subtotal consumer and other	22	0	0	0	0	22
Total	$1,247	$0	$0	$0	$1,419	$2,666

	Payment Status (Amortized Cost Basis)
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
December 31, 2025
Commercial and Industrial
Commercial and industrial other	$474	$262	$0	$0	$37	$773
Subtotal commercial and industrial	474	262	0	0	37	773
Commercial Real Estate
Commercial real estate other	3,238	0	0	0	0	3,238
Subtotal commercial real estate	3,238	0	0	0	0	3,238
Residential Real Estate
Home equity	50	0	0	0	0	50
Mortgages	260	0	0	0	802	1,062
Subtotal residential real estate	310	0	0	0	802	1,112
Consumer and Other
Consumer and other	23	0	0	0	0	23
Subtotal consumer and other	23	0	0	0	0	23
Total	$4,045	$262	$0	$0	$839	$5,146

The following tables present credit quality indicators by total loans on an amortized cost basis by origination year as of September 30, 2026 and December 31, 2025:

September 30, 2026
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Pass	$201,039	$149,254	$86,206	$66,331	$43,213	$131,427	$354,334	$34,045	$1,065,849
Special Mention	0	290	2,082	57	8	2,914	25,894	610	31,855
Substandard	0	836	785	1,364	409	819	6,789	988	11,990
Total Commercial and Industrial - Other	$201,039	$150,380	$89,073	$67,752	$43,630	$135,160	$387,017	$35,643	$1,109,694
Current-period gross writeoffs	$0	$269	$675	$250	$792	$296	$0	$0	$2,282
Commercial and Industrial - Agriculture:
Pass	$13,093	$8,988	$7,330	$21,351	$5,670	$3,961	$61,311	$312	$122,016
Special Mention	0	0	0	0	0	13	0	0	13
Substandard	0	20	0	0	0	12	0	0	32
Total Commercial and Industrial - Agriculture	$13,093	$9,008	$7,330	$21,351	$5,670	$3,986	$61,311	$312	$122,061
Current-period gross writeoffs	$0	$50	$0	$0	$3	$0	$0	$0	$53
Commercial Real Estate
Pass	$201,075	$406,686	$341,441	$309,397	$305,030	$1,453,359	$13,282	$26,285	$3,056,555
Special Mention	0	9,413	0	7,380	7,301	28,610	0	0	52,704
Substandard	0	0	1,406	4,467	1,674	21,190	641	18,591	47,969
Total Commercial Real Estate	$201,075	$416,099	$342,847	$321,244	$314,005	$1,503,159	$13,923	$44,876	$3,157,228
Current-period gross writeoffs	$0	$0	$98	$412	$395	$0	$0	$0	$905
Commercial Real Estate - Agriculture:
Pass	$25,959	$27,733	$22,034	$10,161	$37,844	$110,182	$5,860	$2,007	$241,780
Special Mention	0	0	0	0	0	116	0	0	116
Substandard	0	0	0	606	0	92	0	0	698
Total Commercial Real Estate - Agriculture	$25,959	$27,733	$22,034	$10,767	$37,844	$110,390	$5,860	$2,007	$242,594
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Construction
Pass	$0	$2,297	$50,273	$3,680	$0	$0	$287,224	$30,813	$374,287
Special Mention	0	0	0	0	0	0	5,713	0	5,713
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial Real Estate - Construction	$0	$2,297	$50,273	$3,680	$0	$0	$292,937	$30,813	$380,000
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Residential - Home Equity
Performing	$1,318	$1,326	$707	$1,113	$1,108	$15,107	$227,516	$2,227	$250,422
Nonperforming	0	0	0	0	0	1,578	1,717	42	3,337
Total Residential - Home Equity	$1,318	$1,326	$707	$1,113	$1,108	$16,685	$229,233	$2,269	$253,759
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Mortgages
Performing	$100,564	$110,725	$96,638	$110,575	$150,575	$787,139	$0	$0	$1,356,216
Nonperforming	0	270	519	768	1,039	12,022	0	0	14,618
Total Residential - Mortgages	$100,564	$110,995	$97,157	$111,343	$151,614	$799,161	$0	$0	$1,370,834
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$25,294	$17,720	$8,405	$8,931	$5,694	$15,931	$2,011	$0	$83,986
Nonperforming	0	0	11	6	2	11	0	0	30
Total Consumer - Direct	$25,294	$17,720	$8,416	$8,937	$5,696	$15,942	$2,011	$0	$84,016
Current-period gross writeoffs	$822	$77	$69	$17	$29	$47	$0	$0	$1,061
Consumer - Indirect
Performing	$0	$0	$0	$0	$0	$37	$0	$0	$37
Nonperforming	0	0	0	0	0	0	0	0	0
Total Consumer - Indirect	$0	$0	$0	$0	$0	$37	$0	$0	$37
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

December 31, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Pass	$178,999	$111,528	$81,883	$73,977	$37,104	$126,706	$316,314	$8,606	$935,117
Special Mention	9,871	9,447	90	1,154	178	1,468	21,037	0	43,245
Substandard	0	423	1,433	0	390	192	5,032	341	7,811
Total Commercial and Industrial - Other	$188,870	$121,398	$83,406	$75,131	$37,672	$128,366	$342,383	$8,947	$986,173
Current-period gross writeoffs	$526	$597	$85	$66	$254	$13	$0	$0	$1,541
Commercial and Industrial - Agriculture:
Pass	$11,890	$9,337	$24,659	$7,539	$1,418	$3,852	$55,263	$470	$114,428
Special Mention	0	0	0	0	22	25	0	0	47
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - Agriculture	$11,890	$9,337	$24,659	$7,539	$1,440	$3,877	$55,263	$470	$114,475
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate
Pass	$409,529	$320,178	$256,566	$310,051	$374,436	$1,204,064	$19,291	$19,216	$2,913,331
Special Mention	6,500	305	927	1,961	1,362	45,932	0	0	56,987
Substandard	0	399	927	1,149	1,461	3,804	784	0	8,524
Total Commercial Real Estate	$416,029	$320,882	$258,420	$313,161	$377,259	$1,253,800	$20,075	$19,216	$2,978,842
Current-period gross writeoffs	$0	$0	$0	$0	$2,000	$5,310	$0	$0	$7,310
Commercial Real Estate - Agriculture:
Pass	$26,485	$23,114	$11,133	$41,082	$20,087	$103,609	$4,488	$4,026	$234,024
Special Mention	0	0	0	0	0	141	0	0	141
Substandard	0	0	0	0	0	127	0	0	127
Total Commercial Real Estate - Agriculture	$26,485	$23,114	$11,133	$41,082	$20,087	$103,877	$4,488	$4,026	$234,292
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Construction
Pass	$0	$13,222	$30,274	$1,542	$15,688	$349	$344,568	$25,659	$431,302
Special Mention	0	0	0	0	0	0	297	0	297
Substandard	0	0	0	0	0	0	17,302	0	17,302
Total Commercial Real Estate - Construction	$0	$13,222	$30,274	$1,542	$15,688	$349	$362,167	$25,659	$448,901
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Residential - Home Equity
Performing	$1,613	$767	$1,448	$1,309	$795	$17,309	$200,118	$1,671	$225,030
Nonperforming	0	0	0	0	0	1,382	1,242	0	2,624
Total Residential - Home Equity	$1,613	$767	$1,448	$1,309	$795	$18,691	$201,360	$1,671	$227,654
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Mortgages
Performing	$113,023	$104,677	$120,785	$160,682	$220,793	$629,641	$0	$0	$1,349,601
Nonperforming	103	294	878	982	1,037	10,637	0	0	13,931
Total Residential - Mortgages	$113,126	$104,971	$121,663	$161,664	$221,830	$640,278	$0	$0	$1,363,532
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$34,987	$11,109	$11,207	$7,430	$6,887	$12,427	$2,282	$0	$86,329
Nonperforming	0	0	2	21	0	40	7	0	70
Total Consumer - Direct	$34,987	$11,109	$11,209	$7,451	$6,887	$12,467	$2,289	$0	$86,399
Current-period gross writeoffs	$2,220	$15	$17	$17	$20	$55	$0	$0	$2,344
Consumer - Indirect
Performing	$0	$0	$0	$0	$17	$51	$0	$0	$68
Nonperforming	0	0	0	0	0	0	0	0	0
Total Consumer - Indirect	$0	$0	$0	$0	$17	$51	$0	$0	$68
Current-period gross writeoffs	$0	$0	$0	$0	$0	$15	$0	$0	$15
6. Earnings Per Share
Earnings per share in the table below, for the three and nine month periods ended September 30, 2026 and 2025 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share (ASC 260). ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Prior to 2019, the Company issued restricted stock awards that contained such rights and are therefore considered participating securities. Since 2019, the Company has issued restricted stock awards that do not have nonforfeitable rights to dividends and are therefore not considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share data)	9/30/2026	9/30/2025	9/30/2026	9/30/2025
Basic
Net income available to common shareholders	$28,654	$23,673	$84,032	$64,823
Less: income attributable to unvested stock-based compensation awards	0	0	0	0
Net earnings allocated to common shareholders	28,654	23,673	84,032	64,823
Weighted average shares outstanding, including unvested stock-based compensation awards	14,380,721	14,431,376	14,393,408	14,433,278
Less: average unvested stock-based compensation awards	(157,073)	(182,843)	(160,342)	(186,267)
Weighted average shares outstanding - Basic	14,223,648	14,248,533	14,233,066	14,247,011
Diluted
Net earnings allocated to common shareholders	28,654	23,673	84,032	64,823
Weighted average shares outstanding - Basic	14,223,648	14,248,533	14,233,066	14,247,011
Plus: incremental shares from assumed conversion of stock-based compensation awards	122,202	96,686	109,055	81,239
Weighted average shares outstanding - Diluted	14,345,850	14,345,219	14,342,121	14,328,249
Basic EPS	$2.01	$1.66	$5.90	$4.55
Diluted EPS	$2.00	$1.65	$5.86	$4.52
Stock-based compensation awards representing 1,047 and 134 common shares during the three months ended September 30, 2026 and 2025, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.
Stock-based compensation awards representing approximately 3,364 and 8,764 common shares during the nine months ended September 30, 2026 and 2025, respectively were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

7. Other Comprehensive Income (Loss)
The following tables present reclassifications out of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2026 and 2025:

	Three Months Ended
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
September 30, 2026
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$(54,932)	$13,733	$(41,199)
Net unrealized (losses) gains	(54,932)	13,733	(41,199)
Employee benefit plans:
Amortization of net retirement plan actuarial gain (loss)	41	(10)	31
Amortization of net retirement plan prior service cost	50	(13)	37
Employee benefit plans	91	(23)	68
Other comprehensive loss	$(54,841)	$13,710	$(41,131)
September 30, 2025
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$14,980	$(3,745)	$11,235
Net unrealized gains (losses)	14,980	(3,745)	11,235
Employee benefit plans:
Amortization of net retirement plan actuarial gain (loss)	95	(24)	71
Amortization of net retirement plan prior service cost	49	(13)	36
Employee benefit plans	144	(37)	107
Other comprehensive income	$15,124	$(3,782)	$11,342

	Nine Months Ended
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
September 30, 2026
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$(72,449)	$18,112	$(54,337)
Net unrealized (losses) gains	(72,449)	18,112	(54,337)
Employee benefit plans:
Amortization of net retirement plan actuarial gain (loss)	124	(30)	94
Amortization of net retirement plan prior service cost	147	(37)	110
Employee benefit plans	271	(67)	204
Other comprehensive loss	$(72,178)	$18,045	$(54,133)
September 30, 2025
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$45,861	$(11,465)	$34,396
Net unrealized gains (losses)	45,861	(11,465)	34,396
Employee benefit plans:
Amortization of net retirement plan actuarial gain (loss)	285	(72)	213
Amortization of net retirement plan prior service cost	147	(37)	110
Employee benefit plans	432	(109)	323
Other comprehensive income	$46,293	$(11,574)	$34,719

The following tables present the activity in our accumulated other comprehensive (loss) income for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2026	$(20,122)	$(11,934)	$(32,056)
Other comprehensive income before reclassifications	(41,199)	0	(41,199)
Amounts reclassified from accumulated other comprehensive (loss) income	0	68	68
Net current-period other comprehensive (loss) income	(41,199)	68	(41,131)
Balance at September 30, 2026	$(61,321)	$(11,866)	$(73,187)
Balance at January 1, 2026	$(6,984)	$(12,070)	$(19,054)
Other comprehensive income (loss) before reclassifications	(54,337)	0	(54,337)
Amounts reclassified from accumulated other comprehensive income (loss)	0	204	204
Net current-period other comprehensive (loss) income	(54,337)	204	(54,133)
Balance at September 30, 2026	$(61,321)	$(11,866)	$(73,187)

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2025	$(78,533)	$(16,582)	$(95,115)
Other comprehensive loss before reclassifications	11,235	0	11,235
Amounts reclassified from accumulated other comprehensive (loss) income	0	107	107
Net current-period other comprehensive income (loss)	11,235	107	11,342
Balance at September 30, 2025	$(67,298)	$(16,475)	$(83,773)
Balance at January 1, 2025	$(101,694)	$(16,798)	$(118,492)
Other comprehensive loss before reclassifications	34,396	0	34,396
Amounts reclassified from accumulated other comprehensive (loss) income	0	323	323
Net current-period other comprehensive income (loss)	34,396	323	34,719
Balance at September 30, 2025	$(67,298)	$(16,475)	$(83,773)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2026 and 2025:

Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]		Affected Line Item in the Statement Where Net Income is Presented
	9/30/2026	9/30/2025
Three Months Ended
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	$0	Net gain (loss) on securities transactions
	0	0	Income tax expense
	0	0	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(41)	(95)	Other operating expense
Net retirement plan prior service cost	(50)	(49)	Other operating expense
	(91)	(144)	Total before tax
	23	37	Income tax expense
	$(68)	$(107)	Net of tax
Nine Months Ended
Available-for-sale debt securities:
Unrealized gain (loss) on available-for-sale debt securities	$0	$0	Net loss on securities transactions
	0	0	Income tax expense
	0	0	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial gain (loss)	(124)	(285)	Other operating expense
Net retirement plan prior service cost	(147)	(147)	Other operating expense
	(271)	(432)	Total before tax
	67	109	Income tax expense
	$(204)	$(323)	Net of tax
1 Amounts in parentheses indicate debits in income statement.
2 The accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost (See Note 11 - "Employee Benefit Plans" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025).
8. Financial Guarantees
The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of September 30, 2026, the Company’s maximum potential obligation under standby letters of credit was $37.4 million, up from the $36.5 million reported at December 31, 2025. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.
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

Three Months Ended September 30, 2026
(In thousands)	Banking	Wealth Management	Intercompany	Consolidated
Interest income	$109,809	$0	$0	$109,809
Interest expense	32,508	0	0	32,508
Net interest income	77,301	0	0	77,301
Provision for credit loss expense	3,012	0	0	3,012
Noninterest income	7,143	5,409	0	12,552
Noninterest expense	44,774	4,312	0	49,086
Income before income tax expense	36,658	1,097	0	37,755
Income tax expense	8,828	273	0	9,101
Net Income	$27,830	$824	$0	$28,654
Depreciation and amortization	$2,271	$46	$0	$2,317
Assets	8,949,544	28,973	0	8,978,517
Goodwill	64,525	8,211	0	72,736
Other intangibles, net	2,135	0	0	2,135
Net loans and leases	6,664,518	0	0	6,664,518
Deposits	7,409,237	0	(201)	7,409,036
Total Equity	910,420	25,960	0	936,380

Three Months Ended September 30, 2025
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$98,056	$1	$0	$(1)	$98,056
Interest expense	34,179	0	0	(1)	34,178
Net interest income	63,877	1	0	0	63,878
Provision for credit loss expense	2,490	0	0	0	2,490
Noninterest income	7,662	11,414	5,085	(597)	23,564
Noninterest expense	42,707	7,487	4,250	(597)	53,847
Income before income tax expense	26,342	3,928	835	0	31,105
Income tax expense	6,149	1,074	209	0	7,432
Net Income	$20,193	$2,854	$626	$0	$23,673
Depreciation and amortization	$1,908	$36	$44	$0	$1,988
Assets	8,407,897	45,554	29,089	(13,809)	8,468,731
Goodwill	64,525	19,867	8,211	(1)	92,602
Other intangibles, net	1,552	773	0	0	2,325
Net loans and leases	6,228,182	0	0	0	6,228,182
Deposits	7,067,133	0	0	(14,063)	7,053,070
Total Equity	726,363	36,266	26,176	0	788,805

Nine Months Ended September 30, 2026
(In thousands)	Banking	Wealth Management	Intercompany	Consolidated
Interest income	$318,419	$0	$0	$318,419
Interest expense	95,274	0	0	95,274
Net interest income	223,145	0	0	223,145
Provision for credit loss expense	6,016	0	0	6,016
Noninterest income	21,416	16,104	0	37,520
Noninterest expense	131,288	12,590	0	143,878
Income before income tax expense	107,257	3,514	0	110,771
Income tax expense	25,862	877	0	26,739
Net Income	$81,395	$2,637	$0	$84,032
Depreciation and amortization	$6,805	$139	$0	$6,944

Nine Months Ended September 30, 2025
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$281,164	$2	$0	$(2)	$281,164
Interest expense	100,496	0	0	(2)	100,494
Net interest income	180,668	2	0	0	180,670
Provision for credit loss expense	10,557	0	0	0	10,557
Noninterest income	23,924	33,018	15,840	(1,674)	71,108
Noninterest expense	122,842	22,542	12,367	(1,674)	156,077
Income before income tax expense	71,193	10,478	3,473	0	85,144
Income tax expense	16,622	2,831	868	0	20,321
Net Income	$54,571	$7,647	$2,605	$0	$64,823
Depreciation and amortization	$5,991	$118	$132	$0	$6,241

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value:
Recurring Fair Value Measurements

(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2026
Assets
Available-for-sale debt securities
U.S. Treasuries	$48,094	$0	$48,094	$0
Obligations of U.S. Government sponsored entities	334,224	0	334,224	0
Obligations of U.S. states and political subdivisions	70,894	0	70,894	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	278,732	0	278,732	0
U.S. Government sponsored entities	603,550	0	603,550	0
U.S. corporate debt securities	2,451	0	2,451	0
Total Available-for-sale debt securities	$1,337,945	$0	$1,337,945	$0
Equity securities, at fair value	749	0	0	749
Derivatives designated as hedging instruments	0	0	0	0
Derivatives not designated as hedging instruments	6,261	0	6,261	0
Liabilities
Derivatives not designated as hedging instruments	$6,231	$0	$6,231	$0
December 31, 2025
Assets
Available-for-sale debt securities
U.S. Treasuries	$53,780	$0	$53,780	$0
Obligations of U.S. Government sponsored entities	348,403	0	348,403	0
Obligations of U.S. states and political subdivisions	76,310	0	76,310	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	313,496	0	313,496	0
U.S. Government sponsored entities	587,632	0	587,632	0
U.S. corporate debt securities	2,447	0	2,447	0
Total Available-for-sale debt securities	$1,382,068	$0	$1,382,068	$0
Equity securities, at fair value	800	0	0	800
Derivatives designated as hedging instruments	33	0	33	0
Derivatives not designated as hedging instruments	5,032	0	5,032	0
Liabilities
Derivatives not designated as hedging instruments	$5,389	$0	$5,389	$0
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
The change in the fair value of equity securities valued using significant unobservable inputs (Level 3), for the periods ended September 30, 2026 and December 31, 2025, was immaterial.
There were no transfers between Levels 1, 2 and 3 for the nine months ended September 30, 2026 or the nine months ended September 30, 2025.

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
Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, individually evaluated loans, and other real estate owned ("OREO"). For the three and nine months ended September 30, 2026, certain individually evaluated loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for credit losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs based upon customized discounting criteria. In addition to collateral dependent evaluated loans, certain OREO was remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of OREO are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of OREO are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs are taken through a charge-off to the allowance for credit losses. Subsequent fair value write-downs on OREO are reported in other noninterest expense.

(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:		(Level 1)	(Level 2)	(Level 3)
Three months ended September 30, 2026
Individually evaluated loans	$1,766	$0	$0	$1,766	$(413)
Other real estate owned	0	0	0	0	0
Three months ended September 30, 2025
Individually evaluated loans	$16,362	$0	$0	$16,362	$(282)
Other real estate owned	0	0	0	0	56

(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:		(Level 1)	(Level 2)	(Level 3)
Nine months ended September 30, 2026
Individually evaluated loans	$23,470	$0	$0	$23,470	$(4,316)
Other real estate owned	384	0	0	384	0
Nine months ended September 30, 2025
Individually evaluated loans	$26,398	$0	$0	$26,398	$(5,245)
Other real estate owned	0	0	0	0	1,954
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
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2026 and December 31, 2025. The carrying amounts shown in the tables are included in the Consolidated Statements of Condition under the indicated captions.

Estimated Fair Value of Financial Instruments
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2026
Financial Assets:
Cash and cash equivalents	$242,151	$242,151	$242,151	$0	$0
Securities - held-to-maturity	312,581	274,121	0	274,121	0
FHLB stock and other stock	26,508	26,508	0	26,508	0
Accrued interest receivable	32,991	32,991	0	32,991	0
Loans/leases, net[1]	6,664,518	6,289,367	0	0	6,289,367
Financial Liabilities:
Time deposits	$1,252,938	$1,244,865	$0	$1,244,865	$0
Other deposits	6,156,098	6,156,098	0	6,156,098	0
Fed funds purchased and securities sold
under agreements to repurchase	133,854	133,854	0	133,854	0
Other borrowings	406,712	406,058	0	406,058	0
Accrued interest payable	5,856	5,856	0	5,856	0
December 31, 2025
Financial Assets:
Cash and cash equivalents	$132,817	$132,817	$132,817	$0	$0
Securities - held-to-maturity	312,528	283,860	0	283,860	0
FHLB stock and other stock	32,307	32,307	0	32,307	0
Accrued interest receivable	30,697	30,697	0	30,697	0
Loans/leases, net[1]	6,432,014	6,129,089	0	0	6,129,089
Financial Liabilities:
Time deposits	$1,298,393	$1,296,714	$0	$1,296,714	$0
Other deposits	5,639,369	5,639,369	0	5,639,369	0
Fed funds purchased and securities sold
under agreements to repurchase	95,569	95,569	0	95,569	0
Other borrowings	564,446	565,568	0	565,568	0
Accrued interest payable	4,920	4,920	0	4,920	0
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
Derivatives Designated as Hedging Instruments
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2026, the Company had no outstanding interest rate swaps.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
As of September 30, 2026 and December 31, 2025, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	9/30/2026	9/30/2026	12/31/2025	12/31/2025
Fixed Rate Loans[1]	$0	$0	$49,962	$(38)
Total	$0	$0	$49,962	$(38)
1These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At September 30, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $0 and $658.5 million respectively; the cumulative basis adjustments associated with these hedging relationships was $0 and $38,000, respectively; and the amounts of the designated hedged items were $0 and $100.0 million respectively.
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
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Statements of Condition
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of September 30, 2026 and December 31, 2025. Amounts below are presented on a net basis in accordance with applicable accounting guidance.

(In thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
	September 30, 2026		December 31, 2025
Derivative Assets
Derivatives designated as hedging instruments
Interest Rate Products	$0	$0	$50,000	$33
Total derivatives designated as hedging instruments		$0		$33
Derivatives not designated as hedging instruments
Interest Rate Products	$247,390	$6,261	$249,273	$5,032
Total derivatives not designated as hedging instruments		$6,261		$5,032
Derivative Liabilities
Derivatives not designated as hedging instruments
Interest Rate Products	$247,390	$6,207	$249,273	$5,312
Risk Participation Agreement	57,807	24	64,282	77
Total derivatives not designated as hedging instruments		$6,231		$5,389
Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the three and nine months ended September 30, 2026 and 2025:

The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
	Location of Gain or (Loss) Recognized in Income on Derivative
	Three Months Ended		Nine Months Ended
	9/30/2026	9/30/2025	9/30/2026	9/30/2025
(In thousands)	Interest Income		Interest Income
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$0	$216	$61	$757
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	0	173	38	671
Derivatives designated as hedging instruments	0	43	23	86

Tabular Disclosure of the Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the three and nine months ended September 30, 2026 and 2025:

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
(In thousands)		9/30/2026	9/30/2025
Three Months Ended
Interest Rate Products	Other Income	$259	$(4)
Risk Participation Agreement	Other Income	37	23
Total		$296	$19
Fee Income	Other income	$7	$424
Nine Months Ended
Interest Rate Products	Other Income	$334	$(199)
Risk Participation Agreement	Other Income	53	57
Total		$387	$(142)
Fee Income	Other income	$243	$682
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
As of September 30, 2026 and December 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $25,000 and $5.3 million, respectively. As of September 30, 2026 and December 31, 2025, the Company had posted $6.1 million and $1.9 million, respectively, in collateral related to these agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS
Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, and financial planning and wealth management. At September 30, 2026, the Company had one wholly-owned banking subsidiary, Tompkins Bank & Trust, which changed its name from Tompkins Community Bank effective July 20, 2026. Tompkins Bank & Trust provides a broad selection of wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, and financial and tax planning. On October 31, 2025, the Company sold all of the issued and outstanding shares of capital stock of its wholly-owned insurance subsidiary, Tompkins Insurance Agencies, Inc. ("TIA"), to Arthur J. Gallagher Risk Management Services, LLC ("Gallagher"). The Company’s principal offices are located at 118 E. Seneca Street, P.O. Box 460, Ithaca, NY, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol "TMP."
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

Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of facilities and services, and, in the case of loans to commercial borrowers, relative lending limits. Management believes that a community-based financial organization is better positioned to establish personalized financial relationships with both commercial customers and individual households. The Company’s community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized financial services, are factors that contribute to the Company’s competitiveness. Management believes that the Company’s subsidiary bank can compete successfully in its primary market areas by making prudent lending decisions quickly and more efficiently than its competitors, without compromising asset quality or profitability. In addition, the Company focuses on providing unparalleled customer service, which includes offering a strong suite of products and services, including products that are accessible to our customers through digital means. Although management feels that this business model has caused the Company to grow its customer base in recent years and allows it to compete effectively in the markets we serve, we cannot assure you that such factors will result in future success.
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
OTHER IMPORTANT INFORMATION
The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2026. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.
In this Report, there are comparisons of the Company’s performance to that of a peer group, which is comprised of 202 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s "Bank Holding Company Performance Report" for June 30, 2026 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "could", "should", "will", "would", "estimate", "intend", "continue", "believe", "expect", "plan", "commit", or "anticipate", as well as the negative and other variations of these terms and other similar words. Examples of forward-looking statements may include statements regarding; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the need to sell securities before recovery of amortized cost; the impact of changes in accounting standards; trends, plans, prospects, growth and strategies; projections of future financial condition, operating results, income, capital expenditures, costs or other financial items; anticipated regulatory and legislative changes; and other characterizations of future events or circumstances as well as other statements that are not statements of historical fact. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements and historical performance. The following factors, in addition to those listed as Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, are among those that could cause actual results to differ materially from the forward-looking statements and historical performance: changes in general economic, market and regulatory conditions; our ability to attract and retain deposits and other sources of liquidity; gross domestic product growth and inflation trends; the impact of the interest rate and inflationary environment on the Company's business, financial condition and results of operations; changes in other income or cash flow anticipated from the Company's operations, investment and/or lending activities; changes in laws and regulations affecting public companies, banks, bank holding companies and/or financial holding companies, including the Dodd-Frank Act, and other federal, state and local government mandates; the impact of any change in the FDIC insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount; changes in supervisory and regulatory scrutiny of financial institutions; technological developments and changes; cybersecurity incidents and threats; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers and the geographic concentration of our business; the ability to access financial resources in the amounts, at the times, and on the terms required to support the Company's future businesses; and the economic impact, including potential market volatility, of national and global events, including the response to bank failures, war and geopolitical matters (including continuing or increasing hostilities in the Middle East and the war in Ukraine), tariffs and trade wars, widespread protests, civil unrest, political uncertainty, and pandemics or other public health crises; and the related financial stress on borrowers and changes to customer behavior and credit risk as a result of any of the foregoing. The Company does not undertake any obligation to update its forward-looking statements.
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
RESULTS OF OPERATIONS
Performance Summary
Net income for the third quarter of 2026 was $28.7 million, or $2.00 diluted earnings per share, compared to $23.7 million, or $1.65 diluted earnings per share for the third quarter of 2025. Net income for the nine months ended September 30, 2026 was $84.0 million, or $5.86 diluted earnings per share, compared to $64.8 million, or $4.52 diluted earnings per share for the same period in 2025. The increase in net income and diluted earnings per share for the three and nine months ended September 30, 2026 compared to the same periods in 2025 largely reflects increases in our net interest margin as well as continued loan growth.
Return on average assets ("ROA") for the quarter ended September 30, 2026 was 1.30%, compared to 1.13% for the quarter ended September 30, 2025. Return on average shareholders’ equity ("ROE") for the third quarter of 2026 was 11.85%, compared to 12.17% for the third quarter of 2025. For the year-to-date period ended September 30, 2026, ROA and ROE totaled 1.30% and 11.77%, respectively, compared to 1.06% and 11.56%, for the same periods in 2025.
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
Banking Segment
The banking segment reported net income of $27.8 million for the third quarter of 2026, an increase of $7.6 million, or 37.8%, compared to $20.2 million for the third quarter of 2025. For the nine months ended September 30, 2026, the banking segment reported net income of $81.4 million, up $26.8 million, or 49.2%, from the same period in 2025. The increase in net income for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was mainly due to an increase in net interest income.
Net interest income of $77.3 million for the third quarter of 2026 was up $13.4 million, or 21.0%, from the same period in 2025. For the nine months ended September 30, 2026, net interest income of $223.1 million was up $42.5 million, or 23.5%, from the same period in 2025. The increase in net interest income for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was primarily due to an improved net interest margin, which was driven by growth in average loan balances, higher average earning asset yields, and a reduction in average funding costs.
The provision for credit losses was $3.0 million for the three months ended September 30, 2026, compared to $2.5 million for the same period in 2025. For the nine months ended September 30, 2026, the provision for credit losses was $6.0 million compared to $10.6 million for the same period in 2025. For additional information, see the section titled "The Allowance for Credit Losses" below.
Noninterest income was $7.1 million for the three months ended September 30, 2026, down $519,000 or 6.8% compared to $7.7 million for the same period in 2025. The decrease in noninterest income for the three months ended September 30, 2026 was primarily attributable to the absence of intercompany service charge revenue following the sale of the insurance segment in October 2025. For the nine months ended September 30, 2026, noninterest income was $21.4 million compared to $23.9 million for the nine months ended September 30, 2025. The decrease in year-to-date noninterest income compared to the same period in 2025 was mainly attributable to a $1.9 million gain on the sale of other real estate owned ("OREO") in the prior year period and the absence of intercompany service charge revenue following the sale of the insurance segment in October 2025.
Noninterest expense of $44.8 million for the three months ended September 30, 2026, increased by $2.1 million or 4.8% compared to the same period in 2025. For the nine months ended September 30, 2026 noninterest expense of $131.3 million was up $8.4 million, or 6.9% compared to the same period in 2025. The increases in noninterest expense across both periods were primarily driven by salaries and employee benefits, technology, and net occupancy expense of premises.

Wealth Management Segment
The wealth management segment reported net income of $824,000 for the three months ended September 30, 2026, which was up $198,000 or 31.6% compared to the third quarter of 2025. For the nine months ended September 30, 2026, net income of $2.6 million was up $32,000, or 1.2%, compared to the same period in the prior year. The increase in net income for the three and nine months ended September 30, 2026 compared to the prior year periods was primarily attributable to higher assets under management and related fee revenue, driven primarily by favorable market performance.
Net Interest Income
The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each, for the three and nine month periods ended September 30, 2026 and 2025 and the three months ended June 30, 2026:

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended			Quarter Ended
	September 30, 2026			June 30, 2026			September 30, 2025
(dollar amounts in thousands)	Average Balance (QTD)	Interest	Average Yield/Rate	Average Balance (QTD)	Interest	Average Yield/Rate	Average Balance (QTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$16,483	$142	3.42%	$17,416	$192	4.42%	$18,474	$187	4.02%
Securities[1]
U.S. Government securities	1,662,045	14,936	3.56%	1,650,865	14,640	3.56%	1,616,048	10,466	2.57%
State and municipal[2]	80,410	541	2.67%	79,748	526	2.65%	82,462	541	2.60%
Other Securities[2]	3,281	51	6.17%	3,293	50	6.09%	3,283	54	6.52%
Total securities	1,745,736	15,528	3.53%	1,733,906	15,216	3.52%	1,701,793	11,061	2.58%
FHLBNY and FRB stock	29,516	535	7.19%	32,128	543	6.78%	31,023	598	7.65%
Total loans and leases, net of unearned income[2,3]	6,644,377	93,882	5.60%	6,525,286	90,243	5.55%	6,216,384	86,522	5.52%
Total interest-earning assets	8,436,112	110,087	5.18%	8,308,736	106,194	5.13%	7,967,674	98,368	4.90%
Other assets	341,862			352,338			329,774
Total assets	$8,777,974			$8,661,074			$8,297,448
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	$3,947,302	$17,602	1.77%	$3,855,494	$16,359	1.70%	$3,724,882	$17,306	1.84%
Time deposits	1,278,614	10,094	3.13%	1,280,086	10,171	3.19%	1,228,830	10,967	3.54%
Total interest-bearing deposits	5,225,916	27,696	2.10%	5,135,580	26,530	2.07%	4,953,712	28,273	2.26%
Federal funds purchased & securities sold under agreements to repurchase	35,217	43	0.48%	40,636	59	0.58%	41,524	23	0.22%
Other borrowings	484,057	4,769	3.91%	550,041	5,369	3.92%	535,327	5,882	4.36%
Total interest-bearing liabilities	5,745,190	32,508	2.24%	5,726,257	31,958	2.24%	5,530,563	34,178	2.45%
Noninterest bearing deposits	1,982,062			1,891,560			1,892,896
Accrued expenses and other liabilities	91,062			89,540			102,462
Total liabilities	7,818,314			7,707,357			7,525,921
Total equity	959,660			953,717			771,527
Total liabilities and equity	$8,777,974			$8,661,074			$8,297,448
Interest rate spread			2.93%			2.89%			2.45%
Tax-equivalent net interest income/margin on earning assets		77,579	3.65%		74,236	3.58%		64,190	3.20%
Tax-equivalent adjustment		(278)			(253)			(312)
Net interest income		$77,301			$73,983			$63,878

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Year to Date Period Ended			Year to Date Period Ended
	September 30, 2026			September 30, 2025
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$15,776	$501	4.25%	$16,914	$549	4.34%
Securities[1]
U.S. Government securities	1,649,986	44,011	3.57%	1,608,371	29,933	2.49%
State and municipal[2]	80,456	1,603	2.66%	84,466	1,649	2.61%
Other securities	3,293	150	6.09%	3,279	160	6.52%
Total securities	1,733,735	45,764	3.53%	1,696,116	31,742	2.50%
FHLBNY and FRB stock	30,222	1,538	6.80%	31,552	1,944	8.24%
Total loans and leases, net of unearned income[2,3]	6,535,605	271,463	5.55%	6,124,468	247,859	5.41%
Total interest-earning assets	8,315,338	319,266	5.13%	7,869,050	282,094	4.79%
Other assets	358,839			306,039
Total assets	$8,674,177			$8,175,089
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	$3,875,988	$49,548	1.71%	$3,696,142	$49,903	1.81%
Time deposits	1,281,441	30,687	3.20%	1,206,273	32,499	3.60%
Total interest-bearing deposits	5,157,429	80,235	2.08%	4,902,415	82,402	2.25%
Federal funds purchased & securities sold under agreements to repurchase	39,519	120	0.41%	43,744	125	0.38%
Other borrowings	508,443	14,919	3.92%	549,192	17,967	4.37%
Total interest-bearing liabilities	5,705,391	95,274	2.23%	5,495,351	100,494	2.45%
Noninterest bearing deposits	1,910,151			1,830,755
Accrued expenses and other liabilities	103,681			98,953
Total liabilities	7,719,223			7,425,059
Total equity	954,954			750,030

Total liabilities and equity	$8,674,177			$8,175,089
Interest rate spread			2.90%			2.35%
Net interest income (TE)/margin on earning assets		223,992	3.60%		181,600	3.09%

Tax Equivalent Adjustment		(847)			(930)
Net interest income		$223,145			$180,670
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
Net interest income was $77.3 million and $223.1 million, respectively, for the three and nine months ended September 30, 2026, up $13.4 million, or 21.0%, and $42.5 million, or 23.5%, respectively, from the same periods in 2025. The increase in net interest income compared to both prior year periods was due to improvement in net interest margin, which is discussed below, and growth in average loans and deposits.

Net interest margin for the three months ended September 30, 2026 was 3.65% compared to 3.20% for the same period in 2025. Net interest margin for the nine months ended September 30, 2026 was 3.60% compared to 3.09% for the same period in 2025. The increase in net interest margin for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was primarily attributable to growth in average loan balances, improved yields on average interest-earning assets, and lower funding costs.
Net interest margin of 3.65% for the third quarter of 2026 was up 7 basis points over the net interest margin of 3.58% for the second quarter of 2026, primarily driven by higher yields on average interest-earning assets and growth in average loan balances. The average cost of interest-bearing liabilities for the third quarter of 2026 was flat compared to the second quarter of 2026, while the average total cost of funds of 1.67% was down 1 basis point.
Interest income for the three and nine months ended September 30, 2026 was $109.8 million and $318.4 million, respectively, representing increases of 12.0% and 13.3% compared to the same periods in 2025. The growth was primarily driven by higher interest on loans, as well as increased interest income from securities. Interest on loans increased $7.4 million, or 8.6%, and $23.7 million, or 9.6%, for the three and nine-month periods in 2026 compared to the same periods in 2025. Average loan balances for the three and nine months ended September 30, 2026 were up $428.0 million, or 6.9%, and $411.1 million, or 6.7%, respectively, from the same periods in 2025.
Interest income on securities, excluding dividends on FHLB stock, for the three and nine months ended September 30, 2026, was up $4.5 million, or 40.7%, and $14.0 million, or 44.6%, respectively, over the same periods in 2025. The average yield on total securities for the three and nine months ended September 30, 2026, was up 95 and 103 basis points, respectively, over the same periods in 2025, mainly a result of the reinvestment within the portfolio at higher yields, including the previously reported repositioning of the portfolio in the fourth quarter of 2025. Average balances of securities for the three and nine months ended September 30, 2026 increased $43.9 million, or 2.6%, and $37.6 million, or 2.2%, respectively, from the same periods in 2025.
Interest expense for the three and nine months ended September 30, 2026 decreased $1.7 million, or 4.9%, and $5.2 million or 5.2%, respectively, compared to the same periods in 2025, driven mainly by a decrease in average rates paid on interest-bearing liabilities, partially offset by higher average balances of interest-bearing liabilities. For the three and nine months ended September 30, 2026, the average cost of interest-bearing liabilities was down 21 basis points and 22 basis points, respectively, compared to the same periods in 2025, while average interest-bearing liabilities were up $214.6 million, or 3.9%, and $210.0 million or 3.8%, respectively. The decrease in average rates paid on interest-bearing liabilities for the three and nine months ended September 30, 2026 compared to the same periods in 2025 reflects favorable changes in funding mix with growth in average deposits and lower average borrowings, as well as market-related interest rate changes over those periods.
The average cost of interest-bearing deposits for the three months ended September 30, 2026 was 2.10%, down 16 basis points from the same period in 2025, while the average cost of interest-bearing deposits for the nine month period ended September 30, 2026 was 2.08%, down 17 basis points from the same period in 2025. Average interest-bearing deposits for the three and nine months ended September 30, 2026, were up $272.2 million, or 5.5%, and $255.0 million, or 5.2%, respectively, from the same periods in 2025. Average noninterest bearing deposits for the three and nine months ended September 30, 2026, were up $89.2 million, or 4.7%, and $79.4 million, or 4.3%, respectively, from the same periods in 2025.
Average other borrowings for the three and nine months ended September 30, 2026 were down $51.3 million, or 9.6%, and $40.7 million, or 7.4%, respectively, compared to the same periods in 2025. The average rates paid on other borrowings for the three and nine months ended September 30, 2026 were both down 45 basis points, respectively, from the same periods in 2025.
Noninterest Income
Noninterest income of $12.6 million for the three months ended September 30, 2026, was down $11.0 million or 46.7% from the third quarter of 2025, and noninterest income of $37.5 million for the nine months ended September 30, 2026, was down $33.6 million, or 47.2%, from the same period in the prior year. The decrease was primarily in insurance commissions and fees and reflects the sale of the Company's insurance subsidiary, TIA, in the fourth quarter of 2025. Insurance commissions and fees were $11.3 million and $32.5 million for the three and nine months, respectively, ended September 30, 2025.
Wealth management fees of $5.3 million in the third quarter of 2026 were up $337,000 or 6.8% over the third quarter of 2025. For the first nine months of 2026, wealth management fees were up $749,000, or 5.0% compared to the same period in 2025. Wealth management fees include trust services, financial planning, wealth management services, and brokerage related services. The fair value of assets managed by, or in custody of, Tompkins was $3.1 billion at September 30, 2026, up $91.3 million or 3.1% from September 30, 2025.

Other income of $2.3 million in the third quarter of 2026 was down $252,000, or 9.9%, compared to the same period in 2025. For the first nine months of 2026, other income of $7.2 million was down $2.2 million, or 23.2%, compared to the same period in 2025. The decrease for the three months ended September 30, 2026 compared with the same period in 2025 was mainly driven by lower derivative swap fee income, down $139,000, and lower gains on the sales of residential mortgage loans, down $115,000. The decrease for the nine months ended September 30, 2026 compared to the same period in 2025 was driven by a $1.9 million gain on the sale of OREO recognized in the second quarter of 2025.
Noninterest Expense
Noninterest expense of $49.1 million for the third quarter of 2026 was down $4.8 million or 8.8% from the third quarter of 2025. Noninterest expense of $143.9 million for the first nine months of 2026 was down $12.2 million, or 7.8%, compared to the same period in 2025. The decrease in noninterest expense for both periods was primarily attributable to the sale of TIA in the fourth quarter of 2025.
The third quarter and year-to-date periods in 2025 included TIA-related salaries and wages and other employee benefits expenses of $6.1 million and $18.2 million, respectively; as well as other noninterest expenses of $1.4 million and $4.3 million, respectively.
For the three and nine months ended September 30, 2026, salaries and wages and other employee benefits decreased $3.8 million, or 11.3%, and $11.8 million, or 11.9%, respectively, for the three and nine months ended September 30, 2026, respectively. These decreases were partially offset by annual merit increases and higher other employee benefit costs, including health insurance, as well as increases in technology expense.
Income Tax Expense
The provision for income taxes was $9.1 million for an effective rate of 24.1% for the third quarter of 2026, compared to a tax provision of $7.4 million and an effective rate of 23.9% for the same quarter in 2025. For the first nine months of 2026, the provision for income taxes was $26.7 million for an effective rate of 24.1% compared to tax provision of $20.3 million and an effective rate of 23.9% for the same period in 2025. The effective rates differ from the U.S. and state statutory rates primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock-based compensation.
FINANCIAL CONDITION
Total assets were $9.0 billion at September 30, 2026, up $310.2 million or 3.6% from December 31, 2025. Cash and cash equivalents were up $109.3 million or 82.3%, and total loans were up $278.7 million or 4.3%, while total securities were down $44.1 million or 2.6% and loans held for sale were down $43.4 million or 100.0% compared to December 31, 2025. Total deposits were up $471.3 million or 6.8%, Federal funds purchased and securities sold under agreement to repurchase were up $38.3 million or 40.1%, and total borrowings were down $157.7 million or 27.9% from December 31, 2025.
Securities
The Company’s securities portfolio was $1.7 billion at September 30, 2026 and December 31, 2025, representing 18.4% of total assets at September 30, 2026, compared to 19.6% of total assets at year end 2025. The following tables detail the composition of the securities portfolio:

Available-for-Sale Debt Securities	September 30, 2026		December 31, 2025
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$50,659	$48,094	$55,492	$53,780
Obligations of U.S. Government sponsored entities	355,556	334,224	354,128	348,403
Obligations of U.S. states and political subdivisions	80,155	70,894	81,517	76,310
Mortgage-backed securities - residential, issued by
U.S. Government agencies	293,429	278,732	315,001	313,496
U.S. Government sponsored entities	637,406	603,550	582,741	587,632
U.S. corporate debt securities	2,500	2,451	2,500	2,447
Total available-for-sale debt securities	$1,419,705	$1,337,945	$1,391,379	$1,382,068

Held-to-Maturity Debt Securities	September 30, 2026		December 31, 2025
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$85,664	$76,543	$85,831	$78,794
Obligations of U.S. Government sponsored entities	226,917	197,578	226,697	205,066
Total held-to-maturity debt securities	$312,581	$274,121	$312,528	$283,860
As of September 30, 2026, the available-for-sale debt securities portfolio had net unrealized losses, which reflects the amount that the amortized cost exceeds fair value, of $81.8 million compared to net unrealized losses of $9.3 million at December 31, 2025. The increase in unrealized losses related to the available-for-sale debt securities portfolio reflects interest rate volatility in the market, the volume and rates associated with securities purchases, and maturities in 2026. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.
The Company did not recognize any net credit impairment charge to earnings on investment securities in the third quarter or year-to-date period ending September 30, 2026.
Loans and Leases
Loans and leases as of the end of the third quarter and prior year-end were as follows:

(In thousands)	9/30/2026	12/31/2025
Commercial and industrial
Agriculture	$122,061	$114,475
Commercial and industrial other	1,109,694	986,173
Subtotal commercial and industrial	1,231,755	1,100,648
Commercial real estate
Construction	380,000	448,901
Agriculture	242,594	234,292
Commercial real estate other	3,157,228	2,978,842
Subtotal commercial real estate	3,779,822	3,662,035
Residential real estate
Home equity	253,759	227,654
Mortgages	1,370,834	1,363,532
Subtotal residential real estate	1,624,593	1,591,186
Consumer and other
Indirect	37	68
Consumer and other	84,016	86,399
Subtotal consumer and other	84,053	86,467
Leases	7,979	10,413
Total loans and leases	6,728,202	6,450,749
Less: unearned income and deferred costs and fees	(3,229)	(4,504)
Total loans and leases, net of unearned income and deferred costs and fees	$6,724,973	$6,446,245

The below table shows a more detailed break-out of commercial real estate ("CRE") loans as of September 30, 2026 and December 31, 2025:

	9/30/2026		12/31/2025
(In thousands)	Balance	% CRE	Balance	% CRE
Construction	$380,000	10.05%	$448,901	12.26%
Multi-family/Single family real estate	859,462	22.74%	774,338	21.15%
Agriculture	242,594	6.42%	234,292	6.40%
Retail[1]	488,483	12.92%	508,523	13.89%
Hotels/motels	192,696	5.10%	181,026	4.94%
Office space[2]	238,993	6.32%	243,874	6.66%
Industrial[3]	286,604	7.58%	253,959	6.93%
Mixed Use	397,395	10.52%	362,900	9.91%
Medical[4]	146,219	3.87%	150,499	4.11%
Other	547,376	14.48%	503,723	13.75%
Total	$3,779,822	100.00%	$3,662,035	100.00%
1Retail included 1.90% and 2.10%, respectively, of owner occupied real estate at September 30, 2026 and December 31, 2025.
2Office space included 1.64% and 1.65%, respectively, of owner occupied real estate at September 30, 2026 and December 31, 2025.
3Industrial included 3.28% and 2.79%, respectively, of owner occupied real estate at September 30, 2026 and December 31, 2025.
4Medical included 1.44% and 1.71%, respectively, of owner occupied real estate at September 30, 2026 and December 31, 2025.
Total loans and leases of $6.7 billion at September 30, 2026 were up $278.7 million, or 4.3%, from December 31, 2025, mainly in the commercial real estate and commercial and industrial loan portfolios. As of September 30, 2026, total loans and leases represented 74.9% of total assets compared to 74.4% of total assets at December 31, 2025.
Residential real estate loans, including home equity loans, were $1.6 billion at September 30, 2026, up $33.4 million or 2.1% compared to December 31, 2025, and comprised 24.2% of total loans and leases at September 30, 2026. The Company may sell residential real estate loans in the secondary market based on interest rate considerations. The Company's Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations. These residential real estate loans are generally sold to Federal Home Loan Mortgage Corporation ("FHLMC") without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loans also are subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these representations and warranties.
During the first nine months of 2026 and 2025, the Company sold residential loans totaling $76.8 million and $63.3 million, respectively, recognizing gains of $1.9 million and $1.6 million, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $2.1 million at September 30, 2026, and $1.7 million at December 31, 2025.
Commercial real estate loans and commercial and industrial loans totaled $3.8 billion and $1.2 billion, respectively, and represented 56.2% and 18.3%, respectively, of total loans and leases as of September 30, 2026. The commercial real estate portfolio was up $117.8 million, or 3.2%, compared to December 31, 2025, while commercial and industrial loans were up $131.1 million, or 11.9%, compared to December 31, 2025.
As of September 30, 2026, agriculturally-related loans totaled $364.7 million, or 5.4%, of total loans and leases, compared to $348.8 million, or 5.4%, of total loans and leases at December 31, 2025. Agriculturally-related loans include loans to dairy farms and crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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
The Allowance for Credit Losses
The below table represents the allowance for credit losses as of September 30, 2026, December 31, 2025, and September 30, 2025. The table provides, as of the dates indicated, an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any other category.

(In thousands)	09/30/2026	12/31/2025	9/30/2025
Allowance for credit losses
Commercial and industrial	$13,022	$10,234	$11,532
Commercial real estate	36,323	35,255	36,125
Residential real estate	10,175	10,893	10,878
Consumer and other	881	1,230	1,299
Finance leases	54	59	55
Total	$60,455	$57,671	$59,889
Allowance for credit losses as a percentage of total loans and leases	0.90%	0.89%	0.95%
Allowance/nonperforming loans and leases	113.12%	120.30%	113.06%
Activity in the Company’s allowance for credit losses during the first nine months of 2026 and 2025 is illustrated in the table below:

Analysis of the Allowance for Credit Losses
(In thousands)	9/30/2026	9/30/2025
Average loans outstanding during period	$6,535,606	$6,124,469
Balance of allowance at beginning of year	57,671	56,496
LOANS CHARGED-OFF:
Commercial and industrial	1,896	936
Commercial real estate	412	4,882
Residential real estate	932	0
Consumer and other	1,061	1,892
Total loans charged-off	$4,301	$7,710
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	192	69
Commercial real estate	6	4
Residential real estate	152	90
Consumer and other	388	440
Total loans recovered	$738	$603
Net loans charged-off (recovered)	3,563	7,107
Provision for credit losses related to loans	6,347	10,500
Balance of allowance at end of period	$60,455	$59,889
Annualized net charge-offs on loans to average total loans and leases during the period	0.07%	0.16%

As of September 30, 2026, the allowance for credit losses was $60.5 million, up $2.8 million or 4.8% compared to December 31, 2025, and up $566,000, or 0.9% compared to the allowance at September 30, 2025. The allowance for credit losses as a percentage of total loans measured 0.90% at September 30, 2026, compared to 0.89% at December 31, 2025, and 0.95% at September 30, 2025. The decrease in the allowance for credit losses coverage ratio compared to September 30, 2025 was mainly due to improved economic forecasts for unemployment and gross domestic product and lower qualitative reserves related to asset quality. The decrease was partially offset by additional specific reserves on individually evaluated nonaccrual commercial credits. The increase in the allowance for credit losses from year-end 2025 reflects loan growth, mainly in commercial real estate and commercial loans, and a one basis point increase in the coverage ratio. The increase in the coverage ratio was mainly driven by higher reserves for individually evaluated loans, and increased reserves for large loans and quantitative reserves resulting from loan growth, and updated model assumptions based on the annual model review. The increase was partially offset by lower reserves resulting from updated economic forecasts for unemployment and gross domestic product for the quarter.
The ratio of the allowance to nonperforming loans and leases was 113.12% at September 30, 2026, compared to 120.30% at December 31, 2025, and 113.06% September 30, 2025. The increase in the ratio compared to year-end 2025 was due to an increase in nonperforming loans and leases. At September 30, 2026 nonperforming loans and leases were $53.4 million, an increase of $5.5 million, or 11.5% compared to December 31, 2025. The Company’s nonperforming loans and leases are mostly comprised of collateral-dependent loans with limited exposure or loans that require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.
The provision expense for credit losses for loans is based upon the Company's quarterly evaluation of the appropriateness of the allowance for credit losses. The provision for credit losses for loans for the third quarter of 2026 was $3.2 million compared to $2.5 million for the third quarter of 2025. For the nine month period ended September 30, 2026, the provision for credit losses for loans was $6.3 million compared to $10.5 million for the same period in 2025. Net charge-offs for the three and nine months ended September 30, 2026 were $1.2 million and $3.6 million, respectively, compared to $1.1 million and $7.1 million, respectively, for the same periods in 2025. The decrease in provision expense and net charge-offs for the first nine months of 2026 compared to the same period in 2025 was mainly due to the partial charge-off of $4.7 million related to one commercial real estate relationship during the second quarter of 2025.
Allowance for Credit Losses for Off-Balance Sheet Credit Exposures
For the three months ended September 30, 2026, the provision for credit losses for off-balance sheet credit exposures was a credit of $161,000 compared to an expense of $36,000 for the same period in 2025. For the nine month period ended September 30, 2026, the provision for credit losses for off-balance sheet credit exposures was a credit of $331,000 compared to a $57,000 expense for the same period in 2025. The decrease for both periods in 2026 over 2025 was mainly attributable to a lighter commercial loan pipeline.

Analysis of Past Due and Nonperforming Loans
(In thousands)	9/30/2026	12/31/2025	9/30/2025
Loans 90 days past due and accruing
Commercial and industrial	$277	$0	$0
Residential real estate	$1	$1	$1
Consumer and other	35	145	165
Total loans 90 days past due and accruing	$313	$146	$166
Nonaccrual loans
Commercial and industrial	$10,508	$8,305	$4,978
Commercial real estate	24,635	22,864	31,122
Residential real estate	17,955	16,555	16,611
Consumer and other	30	70	94
Total nonaccrual loans	$53,128	$47,794	$52,805
Total nonperforming loans and leases	$53,441	$47,940	$52,971
Other real estate owned	384	229	0
Total nonperforming assets	$53,825	$48,169	$52,971
Total nonperforming loans and leases as percentage of total loans and leases	0.79%	0.74%	0.84%
Total nonperforming assets as percentage of total assets	0.60%	0.56%	0.63%
Asset quality measures at September 30, 2026 were generally consistent compared to December 31, 2025, and favorable compared to September 30, 2025. The above table shows nonperforming loans and leases and total nonperforming assets at September 30, 2026 up from year-end 2025 and September 30, 2025.
Nonperforming assets include loans past due 90 days and accruing, nonaccrual loans, and foreclosed real estate/OREO. Total nonperforming assets of $53.8 million at September 30, 2026 were up $5.7 million, or 11.7%, compared to December 31, 2025, and $854,000, or 1.6%, compared to September 30, 2025. Nonperforming assets represented 0.60% of total assets at September 30, 2026, up from 0.56% at December 31, 2025, and down from 0.63% at September 30, 2025. The increase in nonperforming assets from year-end 2025 included one commercial relationship totaling $2.0 million and one commercial real estate relationship totaling $2.4 million.
Loan internally-classified Special Mention or Substandard totaled $151.1 million at September 30, 2026, compared to $134.5 million reported at December 31, 2025, and $144.2 million at September 30, 2025. The increases were primarily attributable to two commercial real estate relationships, including the downgrade of a $12.7 million credit to Special Mention and the migration of an existing $4.6 million Special Mention credit to Substandard during the third quarter of 2026.
Loans past due 30-89 days totaled $6.7 million or 0.10% of total loans at September 30, 2026, down from $8.8 million or 0.14% of total loans at year-end 2025 and down from $7.8 million or 0.12% of total loans at September 30, 2025.
Deposits and Other Liabilities
Total deposits of $7.4 billion at September 30, 2026 were up $471.3 million, or 6.8%, compared to December 31, 2025, and were up $356.0 million, or 5.0%, compared to September 30, 2025. The increase from year-end 2025 was primarily in checking, money market and savings accounts, which were up $440.1 million, or 11.8%, and non-interest bearing deposits, which were up $76.6 million, or 4.0% and was mainly due to the seasonal inflow of municipal deposits. Time deposits were down $45.5 million or 3.5% from year-end 2025.
The Company is a participant in the IntraFi Network's IntraFi Cash Service (ICS) and Certificate of Deposit Account Registry Service (CDARS) programs. The Company uses these deposit sweep services to place customer funds from interest-bearing demand accounts, money market accounts, and/or time deposits to be placed with other participating network banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating network banks equal to the amount of our customer funds placed in the IntraFi Network. In addition to the reciprocal funding programs, the Company may utilize both the ICS and CDARS programs to obtain wholesale funding through One-Way Buy transactions. Funds obtained using One-Way Buy transactions are classified as brokered deposits. At September 30, 2026 the Company held $960,000 in CDARS One-Way Buy funds.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits, and reciprocal deposit relationships with municipalities. Core deposits of $5.8 billion at September 30, 2026 increased by $296.3 million, or 5.4%, from year-end 2025, and increased by $191.7 million, or 3.4% from September 30, 2025. Core deposits represented 78.5% of total deposits at September 30, 2026, compared to 79.5% of total deposits at December 31, 2025 and 79.7% at September 30, 2025.
The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $29.9 million at September 30, 2026, and $45.6 million at December 31, 2025. Management generally views retail repurchase agreements as an alternative to large time deposits.
The Company has established several unsecured Federal funds purchased lines through various correspondent bank relationships, totaling $149.0 million. Federal funds purchased from correspondent banks totaled $104.0 million at September 30, 2026 compared to $50.0 million at December 31, 2025.
The Company’s other borrowings totaled $406.7 million at September 30, 2026, down $157.7 million, or 27.9%, from $564.4 million at December 31, 2025. Other borrowings at September 30, 2026 consisted of $205.6 million in FHLB overnight advances and $201.1 million of FHLB term advances, compared to $395.0 million FHLB overnight advances and $169.4 million of FHLB term advances at year end 2025. Of the $201.1 million in FHLB term advances at September 30, 2026, $176.1 million was due to mature in less than one year and $25.0 million was due to mature in over one year.
Capital
Total equity was $936.4 million at September 30, 2026, a decrease of $2.0 million, or 0.2%, from December 31, 2025. The decrease was mainly driven by a $54.0 million decrease in accumulated other comprehensive income due primarily to the increase in unrealized losses on available-for-sale securities and a $3.2 million decrease in additional paid in capital. These decreases were largely offset by a $54.7 million increase in retained earnings, reflecting net income of $84.0 million for the nine months ended September 30, 2026, less dividends of $29.4 million.
The Company and its subsidiary bank are subject to various regulatory capital requirements administered by Federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s business, results of operation and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of the Company and its subsidiary banks are also subject to qualitative judgments by regulators concerning components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of common equity Tier 1 capital, Total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of September 30, 2026, the Company and its subsidiary bank met all capital adequacy requirements to which they are subject.
The following table provides a summary of the Company’s capital ratios as of September 30, 2026 compared to the regulatory requirements for well capitalized institutions:

Regulatory Capital Analysis
September 30, 2026	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$998,358	14.89%	$670,668	10.00%
Tier 1 Capital (to risk weighted assets)	936,801	13.97%	536,534	8.00%
Tier 1 Common Equity (to risk weighted assets)	936,801	13.97%	435,934	6.50%
Tier 1 Capital (to average assets)	936,801	10.73%	436,545	5.00%
As of September 30, 2026, the Company’s capital ratios exceeded the minimum required capital ratios plus the capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required for an institution to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets increased to 14.9% at September 30, 2026, compared with 14.6% at December 31, 2025. Tier 1 capital as a percent of risk weighted assets increased to 14.0% at September 30, 2026 compared to 13.6% at December 31, 2025. Tier 1 capital as a percent of average assets was 10.7% at September 30, 2026, up from 10.6% at December 31, 2025. Common equity Tier 1 capital was 14.0% at September 30, 2026, up from 13.6% at December 31, 2025.
As of September 30, 2026, the capital ratios for the Company’s subsidiary bank also exceeded the minimum required capital ratios for well capitalized institutions, plus the fully phased-in capital conservation buffer.
Liquidity
The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy anticipated demand for credit, deposit withdrawals, and business investment opportunities. The Company’s core deposit base and capital position are the foundation for the Company’s liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. The Company’s Asset/Liability Management Committee monitors asset and liability positions of the Company’s subsidiary bank individually and on a combined basis. The Committee reviews periodic reports on liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company’s reputation in the communities it serves, along with its financial condition, provides access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company’s liquidity that are reasonably likely to occur. Management measures liquidity, including the level of cash, unencumbered securities, and the availability of dependable borrowing sources. The Board has set a policy limit stating that reliable sources of liquidity should remain in excess of 6% of total assets. The ratio was 14.6% at September 30, 2026, and 16.2% at December 31, 2025. In addition, the Company maintains access to the Federal Reserve Bank borrowing facility, which improved the reliable sources of liquidity ratio by an additional 2.5% at September 30, 2026, and 2.9% at December 31, 2025, to 17.1% and 19.1%, respectively. The Company also maintains board policy limits requiring that on-balance sheet liquidity, which includes liquid assets including cash, overnight funds sold, short-term investments, fair value of encumbered investment securities, and the guaranteed portion of government and agency loans, remain above 3% of total assets. As of the end of the third quarter of 2026, this ratio was 9.3% compared to 11.1% at year-end 2025.
Core deposits, discussed above under "Deposits and Other Liabilities", are a primary and low-cost funding source obtained primarily through the Bank's branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, municipal money market deposits, reciprocal deposits, bank borrowings, Federal funds purchased, securities sold under agreements to repurchase, and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $2.1 billion at September 30, 2026 increased $55.5 million, or 2.7%, as compared to December 31, 2025. The increase from year-end 2025 was mainly in municipal money market deposits, Federal funds purchased and brokered deposits. Non-core funding sources, as a percentage of total liabilities, were 26.6% at September 30, 2026, compared to 26.9% at December 31, 2025.
Non-core funding sources may require securities to be pledged against the underlying liability. Securities held with a carrying value of $1.1 billion at September 30, 2026 and $887.5 million at December 31, 2025, were either pledged or sold under agreements to repurchase. Pledged securities represented 62.1% of total securities at September 30, 2026, compared to 52.1% of total securities at December 31, 2025.
Cash and cash equivalents totaled $242.2 million as of September 30, 2026 which increased from $132.8 million at December 31, 2025. Short-term investments, consisting of securities due in one year or less, decreased from $74.1 million at December 31, 2025, to $36.7 million at September 30, 2026.
Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $882.3 million at September 30, 2026 compared with $901.1 million at December 31, 2025. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.7 billion at September 30, 2026, in line with December 31, 2025. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.
The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered deposits, and FHLB advances. Through its subsidiary bank, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. As a member of the FHLB, the Company can use certain unencumbered mortgage-related assets and securities to secure borrowings from the FHLB. At September 30, 2026, the established borrowing capacity with the FHLB was $1.3 billion, or 14.0% of total assets, with available unencumbered mortgage-related assets of $474.2 million. Additional assets may also qualify as collateral for FHLB advances, upon approval of the FHLB. Additionally, through various programs at the Federal Reserve Bank, the Company has the ability to use certain unencumbered loans and securities to secure borrowings from the Federal Reserve Bank's Discount Window. At September 30, 2026 the Company's available borrowing capacity with the Federal Reserve Bank was $225.6 million, all of which was secured by loans. In addition to the available borrowing lines at the FHLB and Federal Reserve Bank, as of September 30, 2026, the Company maintained $572.3 million of unencumbered securities which could be pledged to further enhance secured borrowing capacity.
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

Reconciliation of Tangible Book Value Per Share (non-GAAP) to Common Equity Book Value Per Share (GAAP)
	Quarter-Ended	Year-ended
(In thousands, except share and per share data)	9/30/2026	12/31/2025
Total common equity (GAAP)	$936,380	$938,377
Less: Goodwill and intangibles	72,766	72,766
Tangible common equity (Non-GAAP)	863,614	865,611
Ending shares outstanding	14,363,661	14,420,495
Common equity book value per share (GAAP)	$65.19	$65.07
Tangible book value per share (Non-GAAP)	$60.12	$60.03
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest rate risk is the primary market risk category associated with the Company's operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. The Company manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time. The simulation models are used to estimate the potential effect of interest rate shifts on net interest income for future periods. Each quarter, the Company's Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within Board-approved levels. The Committee also considers strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. The Company uses derivatives to manage various risks and to accommodate the business requirements of its customers. Additional information on derivatives is available in "Note 11 - Derivatives and Hedging Activities" in the Notes to Unaudited Consolidated Financial Statements in Part I, of this Report on Form 10-Q.
The Company's Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point parallel change in rates over a one-year time frame. Based upon the most recent simulation analysis performed as of August 31, 2026, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 1.3%, while a 200 basis point parallel decline in interest rates over a one-year period would result in a one year increase in net interest income of 0.6% from the base case. This simulation assumes no balance sheet growth, no changes in balance sheet mix, deposit rates move in a manner that reflects the historical relationship between deposit rate movement and changes in Federal funds rate, and no management action to address balance sheet mismatches.
The decrease in net interest income in the rising rate scenario is a result of the balance sheet showing a slightly more liability sensitive position over a one year time horizon due to the timing and magnitude of changes in asset yields and funding costs. As such, in a rising rate scenario, in the short-term, net interest income would be expected to trend slightly below the base assumption, as upward adjustments to rate sensitive deposits and short-term funding outpace increases to asset yields which are balanced over short, intermediate, and longer-term products. As intermediate and longer-term assets continue to reprice/adjust into higher rate environment and funding costs stabilize, the simulation shows net interest income would be expected to trend upwards.
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
In addition to the simulation analysis, management assesses the Company's exposure to changes in interest rates using an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2026. The Company’s one-year net interest rate gap was a positive $253.0 million, or 2.82% of total assets at September 30, 2026, compared with a negative $106.9 million, or 1.23% of total assets at December 31, 2025. A positive gap position exists when the amount of interest-earning assets maturing or repricing exceeds the amount of interest-bearing liabilities maturing or repricing within a particular time period. The one-year static gap analysis suggests that the Company’s net interest income has limited risk in an increasing rate environment over the next 12 months. The simulation analysis along with consideration of the one-year static gap measure demonstrates that the timing of repricing of the Company’s interest earning assets and interest-bearing liabilities over the next 12 months is relatively similar, suggesting net interest income contains minimal risk of decline in either a rising or falling rate environment over the next 12 months. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - September 30, 2026			Repricing Interval
(In thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months
Interest-earning assets[1]	$8,644,887	$2,326,338	$363,075	$675,339	$3,364,752
Interest-bearing liabilities	5,976,046	2,346,825	405,127	359,830	3,111,782
Net gap position		$(20,487)	$(42,052)	$315,509	$252,970
Net gap position as a percentage of total assets		(0.23)%	(0.47)%	3.51%	2.82%
 1 Balances of available securities are shown at amortized cost
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2026.
Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company's disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of September 30, 2026, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.
Item 1A. Risk Factors
There have been no material changes in the risk factors previously disclosed under Item 1A. in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
July 1, 2026 through July 31, 2026	1,316	$96.84	0	342,143
August 1, 2026 through August 31, 2026	486	101.27	0	342,143
September 1, 2026 through September 30, 2026	18,118	97.62	18,118	324,025
Total	19,920	$97.66	18,118	324,025
Included in the table above are 1,316 shares purchased in July 2026, at an average cost of $96.84, and 441 shares purchased in August 2026, at an average cost of $101.41, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Wholly-Owned Subsidiaries (the "Director Retainer Plan"), which were part of the director deferred compensation under that plan. In addition, the table includes 45 shares delivered to the Company at an average price of $99.84 August 2026 to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the Company's 2019 Equity Incentive Plan.
On July 24, 2025, the Company’s Board of Directors authorized a share repurchase plan (the “2025 Repurchase Plan”) under which the Company may repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2025 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The Company has no obligation to repurchase any shares and may discontinue repurchases at any time. As of September 30, 2026, 75,975 shares had been repurchased under the 2025 Repurchase Plan at an average price of $81.59.
Recent Sales of Unregistered Securities
On July 1, 2026, we issued an aggregate of 538 shares of our common stock to non-employee members of our Board of Directors who elected to receive all or a portion of their quarterly director retainer fees in Company stock pursuant to the Director Retainer Plan. These shares were valued at $95.92 per share, which was based on the closing share price as of July 1, 2026. The aggregate value of the issued shares was $51,604.96. The shares were issued to our non-employee directors in private transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
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
** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of September 30, 2026 and December 31, 2025; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; (v) Consolidated Statements of Changes in Shareholders' Equity for the three and nine months ended September 30, 2026 and 2025; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 30, 2026
TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew D. Tomazin
Matthew D. Tomazin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)